Form 10-K
period 2015-09-30
XTERA COMMUNICATIONS, INC.
filed 2015-12-16
CIK 1122051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37617

XTERA COMMUNICATIONS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	38-3394611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 W. Bethany Drive, Suite 100 Allen, Texas	75013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 649-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The registrant was not a public company as of March 31, 2015, the last day of the registrant’s most recently completed second fiscal quarter, and therefore cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date.

As of December 1, 2015, there were 17,110,331 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to the registrant’s 2016 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

i

PART I

FORWARD-LOOKING STATEMENTS

Except for the historical financial information contained herein, the matters discussed in this Annual Report on Form 10-K (as well as documents incorporated herein by reference) may be considered “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Annual Report on Form 10-K (as well as documents incorporated herein by reference), other than statements of historical fact, are forward-looking. You can identify forward-looking statements by terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or “would” or the negative of these terms or similar expressions. Examples of these forward-looking statements include, but are not limited to, statements regarding the following:

•	The advantages of our technology and products as compared to the advantages of others;
•	Our ability to grow our revenue and improve our gross margins;
•	Our expectations regarding revenue from turnkey solutions;
•	Anticipated trends and challenges in our business and the markets in which we operate;
•	Our ability to address market needs or develop new or enhanced products to meet those needs;
•	Our ability to attract new customers;
•	Expected adoption of our optical networking products and services, and our ability to efficiently upgrade such systems;
•	Our ability to compete in our industry;
•	Our ability to hire and retain necessary employees and appropriately staff our development programs;
•	Our research and development activities and projected expenditures, including the number of products we pursue;
•	Our estimates regarding anticipated operating performance, future revenue, our capital requirements and our needs for additional financing;
•	Our ability to protect our confidential information and intellectual property rights;
•	Our ability to expand into new markets;
•	Our estimates of future performance; and
•	Future regulatory changes impacting our industry.

There are a number of important factors that could cause our actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this Annual Report on Form 10-K (as well as documents incorporated herein by reference), under the caption “Risk Factors.” You should read these factors and the other cautionary statements made in this Annual Report on Form 10-K (as well as documents incorporated herein by reference), as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K (as well as documents incorporated herein by reference). If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise indicated, information contained in this Annual Report on Form 10-K (as well as documents incorporated herein by reference),concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity and market share, is based on information from various sources (including other industry publications, surveys, forecasts and our internal research), and on assumptions that we have made, which we believe are reasonable, based on those data and other similar sources and on our knowledge of the markets for our services. Our internal research has not been verified by any independent source, and we have not independently verified any third-party information and cannot assure you of its accuracy or completeness. While we believe the market position, market opportunity and market share information included in this Annual Report on Form 10-K is generally reliable, such information is inherently imprecise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K (as well as documents incorporated herein by reference). These and other factors could cause results to differ materially from those expressed in the projections, assumptions and estimates included in this Annual Report on Form 10-K.

Item 1. Business.

Company Overview

We are a leading provider of high-capacity, cost-effective optical transport solutions, supporting the high growth in global demand for bandwidth. We sell our high-capacity optical transport solutions to telecommunications service providers, content service providers, enterprises and government entities worldwide to support their deployments of long-haul terrestrial and submarine optical cable networks. We believe that our proprietary Wise Raman optical amplification technology allows for capacity and reach performance advantages over competitive products that are based upon conventional Erbium-Doped Fiber Amplifier or EDFA technology.

Our solutions are capable of spanning over 1,500 kilometers, with capacity of 64 Terabits per second, or Tbit/s. Our solutions are purpose-built to be flexible according to varying customer demands of capacity, reach and cost. The modular nature of our solutions allows for capital-efficient capacity expansion over time, as the customer’s bandwidth needs grow.

We believe our leadership in high-performance optical solutions positions us to continue to win new customers, expand our footprint within existing customers and ultimately, assist our customers in preparing for the increasing demands on their networks. We have developed a solution-oriented sales model to remove potential bottlenecks within our deployments. With our turnkey solutions, we oversee project planning, partner management and installation of the projects in which our products are utilized. Our capability and expertise serving as a turnkey solution provider has been a key differentiator for us in recent years, particularly in submarine projects.

We have an extensive operating track record, having deployed our solutions for more than 10 years in 60 countries for customers, including Cable & Wireless Communications plc, the Defense Information Systems Agency, GlobeNet Inc., Vodafone Group Plc and Wittel Comunicações Ltda.

Due to our outsourced manufacturing model, we believe that we have the capability to support high revenue growth, while controlling operating costs.

Corporate Information

We were incorporated in Delaware in January 1998 under the name Bandwith Solutions, Inc. and changed our name to Xtera Communications, Inc. in 1999. We are headquartered in Allen, Texas. Our principal executive offices are located at 500 W. Bethany Drive, Suite 100, Allen, TX 75013. Our telephone number is (972) 649-5000. Our website address is www.xtera.com. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K filed with (or furnished to) the SEC.

Industry Background

Optical networks are communications networks that carry voice, video and data traffic across optical fiber cables using multiple wavelengths of light. Through the use of light as a transmission medium, optical networks deliver significantly more data transport capacity and less external signal interference compared to traditional copper transport technology. Optical transport networks are classified into two segments: long-haul networks, including terrestrial and submarine networks that carry traffic between cities, countries and continents, and metro networks that carry traffic within cities or large metropolitan areas.

Long-haul networks, also referred to as optical backbone networks, serve as the foundation for telecommunication and data transport services, as they connect data nodes globally across land and under water. Long-haul networks have two primary designs: unregenerated and regenerated. Unregenerated networks offer all-optical design and often use optical amplification technologies at intermediate sites to boost the strength of optical signals that tend to decline over long transmission distances. Regenerated networks differ in that these networks span a distance such that they require regeneration sites along the optical data path when the integrity of the data is too degraded to enable a proper signal. Regenerated networks are typically less cost-efficient than unregenerated networks because of the higher number of interface cards in the network and are also more difficult to upgrade when additional capacity is needed.

Over the past 30 years, data transmission technology has evolved considerably, characterized by the considerable progression of accepted standards, with the primary data transmission medium shifting from copper to coaxial to optical. Today, optical networks form the backbone infrastructure for data transmission, enabling content service providers, enterprises and consumers to send and receive data rapidly. As the demand for bandwidth has increased, so have the capabilities of optical backbone infrastructure, with standard data transmission rates rising from 2.5 Gigabits per second, or Gbit/s, to 100 Gbit/s. While more recent optical backbone network deployments are taking advantage of new technologies, much of the world’s existing optical backbone infrastructure relies heavily upon older technologies. With growing demand for bandwidth, telecommunications service providers, content service providers, enterprises and government entities are actively seeking cost-efficient solutions to optimize existing fiber assets and for the development of new networks, which we believe we are well positioned to serve.

Rapidly increasing demand for bandwidth intensive applications is accelerating the growth of the optical networking and communication markets. According to Ovum’s Optical Networks Forecast Spreadsheet (January 2015), the optical networking equipment market is projected to grow to $19.7 billion in 2019, up from $14.3 billion in 2014, representing a CAGR of 6.6%. Our addressable market is the optical backbone networking sector, which includes the Wavelength-Division Multiplexing, or WDM, Optical Transport Network, or OTN, and Submarine Line Terminal Equipment, or SLTE, and is projected to grow to $5.2 billion in 2019, up from $4.5 billion in 2014 according to Ovum’s Optical Networks Forecast Spreadsheet, representing a CAGR of 2.8%. Our other addressable market is the data center interconnect, or DCI, sector, which is projected to grow to $4.2 billion in 2019, up from $2.5 billion in 2014 according to an April 21, 2015 Ovum press release, representing a CAGR of 10.5%.

Drivers for Improving Optical Networking Infrastructure

We believe that a number of key trends in the optical networking industry are driving growth in demand for improved optical networking infrastructure. These trends include:

•	Significant growth in bandwidth consumption
•

Continued proliferation of smart devices. Despite the increased use of smartphones and tablets, a publication by Ericsson titled Ericsson Mobility Report (June 2015) estimates that smartphones accounted for only 36.6% of total global mobile subscriptions in 2014, highlighting the potential for strong future growth in smartphone usage. Similarly, according to an eMarketer article titled Global Tablet Audience to Total 1 Billion This Year (May 7, 2015), global tablet penetration was only 11.8% in 2014, indicating significant potential for continued adoption. In addition, a growing number of Machine to Machine, or M2M, applications, such as smart meters, video surveillance, healthcare monitoring, transportation, and package or asset tracking, are well-positioned to contribute to the proliferation of connected devices. According to a report by Cisco titled The Zettabyte Era: Trends and Analysis (May 2015), the total number of M2M devices and connections is expected to grow to 10.5 billion in 2019 (43% of total devices and connections), up from 3.3 billion devices and connections in 2014 (24% of total devices and connections), representing more than three times the amount of M2M devices and connections today.

•

Increased adoption of high-bandwidth applications. The increased adoption of new, high-bandwidth applications such as video and music streaming and business applications, including video conferencing and big data initiatives, necessitates an increase in network capacity to accommodate the rapid delivery of these bandwidth intensive applications. According to Cisco’s May 27, 2015 report titled Visual Networking Index: Forecast and Methodology, 2014-2019, video streaming, which is the most bandwidth intensive application, is beginning to take a larger share of bandwidth, and is projected to represent 80% of all consumer Internet traffic in 2019, up from 64% in 2014. According to Cisco’s Global 2019 VNI Forecast Highlights, global IP video traffic is projected to reach 134.8 exabytes per month in 2019, up from 40.2 exabytes per month in 2014, representing approximately three and a half times the amount of bandwidth consumption today. In addition, the report estimates that business IP traffic will more than double between 2014 and 2019, growing to 29.6 exabytes per month in 2019, up from 12.1 exabytes per month in 2014, and projects that IP video traffic will represent 63% of business IP traffic in 2019, up from 36% in 2014.

•

Increasing prevalence of cloud computing. Cloud networking and computing are becoming increasingly vital elements of content distribution, and we believe there is a correlation between bandwidth usage and the continued penetration of cloud computing. According to a report by Cisco titled Global Cloud Index: Forecast and Methodology, 2013-2018 (2014), global IP cloud traffic is projected to grow to 541 exabytes per month by the end of 2018, up from 137 exabytes per month in 2013, approximately four times the amount of cloud IP traffic in 2013. As more content and mission-critical applications are stored and accessed in the cloud, network bandwidth will become an increasingly important focus, as cloud performance hinges on available network bandwidth.

•

Rising prominence of content service providers. Content service providers, such as Google, Facebook, Amazon and Apple, are increasingly investing in developing their own high-speed private network infrastructures based on optical fiber, in lieu of utilizing traditional telecommunications service providers’ networks. Utilizing their own private network infrastructures enables content service providers to reduce costs, improve the performance and delivery of their content and guarantee adequate capacity to support the growing traffic in online video, photos, games and other services generated by their businesses, while providing affordable scaling capacity to link their data centers and major interconnect points. This trend has led to content service providers building network infrastructures dedicated to their private networks.

•

Evolution of data center infrastructure. Global telecommunications network expansion has undergone a long-term shift in strategy, moving from connecting users to users, to linking users to data centers and, increasingly, data centers to each other. The optimal data center architecture is no longer viewed to be large scale, single data center facilities, but rather multiple high-capacity distributed data centers using meshed architecture to ensure the highest possible network availability and the lowest possible latency. This evolution has favored the building of new, dedicated data center interconnect optical networks.

•

Significant growth of data communications in emerging markets. As connected devices become more affordable and broadband connectivity becomes more ubiquitous within emerging markets, bandwidth demand is expected to continue to grow and outpace the existing infrastructure within these markets. While smartphone adoption is reaching critical mass in developed markets, developing countries are expected to account for the majority of future growth in smartphone connections as devices become more affordable in these areas, leading to a rise in mobile penetration. According to a report by GSMA Intelligence titled The Mobile Economy 2015, mobile subscriber penetration is projected to grow to 56% in 2020, up from 45% in 2014. This rising mobile penetration in developing markets will lead to faster IP traffic growth in these areas. According to Cisco’s May 27, 2015 report titled Visual Networking Index: Forecast and Methodology, 2014-2019, between 2014 and 2019, IP traffic is expected to grow in the Middle East and Africa at a CAGR of 44%, at a CAGR of 25% in Latin America, at a CAGR of 33% in Central and Eastern Europe and at a CAGR of 21% in Asia Pacific, all outpacing IP traffic growth in North America, which is expected to grow at a CAGR of 20%.

Challenges Faced by Telecommunications Service Providers

The communications landscape is rapidly changing and telecommunications service providers must remain responsive in order to maintain their position in the industry. We believe telecommunications service providers face the following challenges today:

•

Limited capacity. Spectral efficiency, or the rate of information that may be transmitted over a given bandwidth in a specific communications system, is approaching the Shannon limit, the theoretical maximum rate of information transfer over a communications medium at an acceptable quality level. Most optical transmission systems in the market today utilize a limited amount of the overall optical spectrum available in a given fiber, due to the inherent limitations of the underlying EDFA technology. While technologies are advancing to transmit more data in a given frequency channel, these products have drawbacks regarding their expanded spectrum usage, shorter reach and high cost. As telecommunications service providers look to maximize utilization of their existing optical cable network in a cost-effective manner, they require more efficient usage of the available spectrum.

•

Legacy infrastructure. Telecommunications service providers’ networks were predominantly architected and built to support legacy voice applications. As network usage continues to rapidly evolve to more bandwidth-intensive and cloud-based applications, current infrastructure must be upgraded to support the growing levels of demand for these applications. To deliver high performance, telecommunications service providers’ networks must satisfy the diverse performance requirements for next-generation bandwidth intensive applications, including video, cloud computing, voice and data. Current network infrastructures utilize aging components with poor data transmission capacity and signal transmission performance, translating to increased network congestion, low throughput and high latency, and thus, are struggling to support the current generation of high bandwidth applications. In order to support this growing demand, telecommunications service providers must either upgrade their existing optical backbone networks or deploy new optical backbone networks, which are costly and time-intensive processes.

•

High level of architectural complexity. Optical communications network design, planning and engineering are intensive processes involving considerable complexity. This high level of complexity increases costs associated with the deployment and maintenance of optical networks, may slow network expansion and service delivery and could potentially result in lost revenue for telecommunications service providers.

•

Increasing costs and price pressure. The costs of building optical communications networks, adding capacity and maintaining systems directly affect the profitability of bandwidth provisioning for telecommunications service providers. The development and maintenance of optical communications networks is a significant source of overall network cost, driving telecommunications service providers to actively seek to reduce costs associated with their optical networks. In order to satisfy increasing bandwidth demand and improve current network infrastructure, telecommunications service providers must continue to invest in their network infrastructures, despite a low revenue growth environment with stringent capital expenditure policies. According to a January 13, 2015 report by Ovum titled Communications Provider Capex Forecast Report 2014-19, fixed communications service providers are projected to experience revenue growth of only approximately 1% per year between 2014 and 2019, while, according to a February 3, 2015 Ovum press release, communications service providers’ capital expenditures will grow to $2.6 trillion during the same period, up from $2.1 trillion between 2008 and 2013.

Our Solutions

Our optical networking solutions seek to address the significantly growing demand for bandwidth and the requirements for cost-efficient optical transport over long distances at rapid speed. Traditional optical networks built around EDFA technology are limited in terms of range, capacity and reach, but can be upgraded through the use of more complex and expensive interface card technologies. In order to mitigate increasing costs incurred by telecommunications service providers along with the hindrance of limited bandwidth, our proprietary Wise Raman solution offers optical transmission performance, capacity overhead and operational excellence with a seamless integration for our customers.

Our optical networking solutions are designed to offer industry-leading reach and capacity, while minimizing costs, complexity and the need for intermediate sites between end points of long-haul networks. We provide network operators with significant capacity overhead for handling the ever-increasing growth in data traffic. Our solutions allow customers to maximize the capacity of existing networks, enhancing old optical cable infrastructures through cost-effective and efficient upgrades. Our technology can significantly expand the lifetime of cable network assets, many of which were deployed up to 20 years ago and were designed using legacy formats or protocols that are now obsolete. In the case of new builds, our advanced technology provides leading capacity and reach performance combined with simple and efficient operation.

We serve both submarine and terrestrial networks with a single platform. In submarine cable networks, we supply high-performance optical solutions to increase the capacity of submarine assets beyond the original design capacity. In terrestrial networks, we specialize in maximizing the combination of capacity and reach of long-distance optical transmission infrastructure, on any fiber type and vintage. Additionally, we help utilities monetize their transmission towers and fiber assets by enabling them to use their cables to serve as high-capacity, long-distance optical networks for telecommunications services.

Our optical networking products are designed to offer a high-performance solution for long-haul optical networking with 100G and 100G+ optical wavelengths, lower the cost per transported bit and provide wider optical spectrum for more capacity overhead. Combining modular design, built-in monitoring capabilities and software intelligence, we provide scalable, automated optical networking infrastructures. These infrastructures are flexible to engineer, deployable in any environment worldwide and capable of quickly responding to unplanned traffic demand and promptly reacting to any physical aggression against the cable network to efficiently facilitate their operations. Moreover, the automated nature of our optical networks is designed to provide our customers with lower overhead costs. Due to our focused product portfolio and innovative turnkey solutions, we continue to expand into industries beyond telecommunications, including power utilities, oil and gas, and governmental deployments.

Our solutions consist of the following elements which are designed to extract the full potential for our existing and new optical, long-haul transmission customer infrastructure needs:

•	Products
•

Hardware. Our modular hardware offering includes terminal and line equipment designed for terrestrial and submarine networks. We believe our hardware capabilities achieve leading capacity and reach performance while also minimizing the total cost per transported bit by allowing customers to easily expand or augment their networks as the demand for greater capacity or line speed increases. Our optical networking equipment offers multiple features and functions for enabling the design and operation of cost-efficient optical networks based upon flexible configuration. Specifically, we believe our Nu-Wave Optima solution offers the industry’s most advanced 100G solution available for long-haul terrestrial and submarine applications, with extended reach through our Wise Raman amplification. Purpose-built to be modular in nature, our technology delivers high-capacity and performance, simplified network infrastructure and a reduction in the number of network elements, enabling our customers to incrementally scale their networks and realize capital and operational efficiencies.

•

Software. Our software offerings contain all the tools required to manage our terrestrial and submarine optical networks, including equipment and services. Our software provides element management functions for individual Network Elements, or NEs, and end-to-end optical connections. Our network management system and control plane are designed to provide reliable and flawless operation of the optical transmission infrastructure to maximize our customers’ profit and ultimately minimize the payback period.

•

Turnkey Solutions. We integrate our hardware and software as part of our turnkey solutions, which utilize what we believe are the best available components and partners for designing, optimizing and implementing tailor-made solutions for our customers. We believe our ability to serve as a turnkey solution provider is a critical driver to our growth.

•

Services. We offer a range of pre- and post-implementation services to assist our customers in their optical network deployments. These services include site surveys, training and training materials, network planning, fiber characterization and fully managed, end-to-end installation, along with network health monitoring through functionalities embedded in our equipment. We also provide our customers with a range of maintenance and support offerings, including both on-call and on-site 24/7 support worldwide, hardware and software warranties, premium replacement parts service, advance replacement and upgrade planning.

We believe that the key benefits of our optical solutions include:

Flexible Solutions. As our customers respond to rapid industry changes, our solutions are designed to enable them to determine their optimal network configuration across the variables of cost, capacity, reach, cost and upgrade potential. Compared with competing solutions, our technology and expertise allow customers to make greater use of existing fiber by both type and vintage. We have designed our solutions to be flexible to our customers’ ongoing needs.

Scalable, High Throughput Capacity. We believe our optical solutions offer the highest capacity and reach in the industry. Specifically, we currently have the highest capacity times reach metric for terrestrial networks, extending over 1,500 kilometers with up to 64 Tbit/s per fiber pair by utilizing our proprietary Wise Raman solution. Combining modular design, built-in monitoring capabilities and software intelligence, we provide scalable, automated optical networking infrastructures that are deployable in virtually any environment and are capable of quickly responding to unplanned traffic demand and efficiently facilitating operation. We believe that our research and development focus on a single end-to-end platform results in on-time delivery and continuous innovation. We further meet our customers’ requirements by leveraging our network of partners.

Enhanced Network Reliability. Our control plane and software-defined optical networking capabilities are designed to help our customers manage network services more easily, reduce operational complexity, increase service reliability as networks scale and enable new applications, such as network virtualization. We design our solutions to provide a seamless, adaptable product offering for customers, and we maintain commitment to reliability.

Cost Effectiveness. Leveraging our know-how and patented technology portfolio, our products provide the cost-efficient capacity to allow our customers to add to or upgrade their networks, which might otherwise be cost prohibitive. Our Wise Raman solutions can extend the life of existing network assets by providing cost-effective upgrade options for existing cables with minimal maintenance requirements. Furthermore, we believe our products are designed to enable our customers to operate resourcefully and with efficient power consumption, enabling our customers to reduce their operating costs.

Ease of Deployment and Use. We have designed our solutions to allow us to have an organizational structure capable of deploying our solutions efficiently and in a timely manner. Specifically, our average deployment execution time ranges from less than three to 12 months for our terrestrial solutions, and from 18 to 24 months for our submarine solutions, with our average time required to complete upgrades ranging from less than four weeks to 12 weeks. Our software upgrades are completed remotely without disruption, for enhanced simplicity and convenience. Our trained customer service employees are available to provide support during the pre-implementation, implementation and post-implementation phases so that our customers can feel confident that our services are delivered with quality.

Our Strategy

Our goal is to be a profitable, high-growth provider of high-capacity optical transmission technology to telecommunications service providers, content service providers, enterprises and government entities worldwide. Key elements of our strategy include the following:

•

Capitalize on our leadership position in cost-effective optical technology. We believe our optical solutions offer the highest capacity and reach in the industry. We leverage our know-how and patented technology portfolio in order to provide cost-efficient solutions that allow telecommunications service providers to make additions to or upgrades of their networks that may have otherwise been cost prohibitive. We intend to capitalize on our ability to economically provide capacity upgrades to increase our market share and drive revenue growth.

•

Expand installed capacity with existing customers. Within our existing customer base, we intend to leverage our successful deployments to expand the footprint of our comprehensive product portfolio. Incremental capacity upgrades are cost-effective for our customers.

•

Increase and diversify our global customer base. In addition to attracting new customers, we intend to continue to expand into new markets, such as the data center interconnect market for content service providers and large enterprises.

•

Leverage our operational efficiency. We believe our lean organizational structure and outsourced manufacturing model provides us with multiple advantages over our competitors. We intend to continue to invest in processes, partnerships and technologies to enhance our competiveness and profitability.

•

Broaden our suite of product offerings. We intend to continue to pursue opportunities to add products and functionalities to our offerings. Further, we plan to continue to create new products internally as well as to develop strategic relationships and to pursue opportunistic acquisitions of companies that have innovative technologies when it is more cost-effective to do so. For example, in the fall of 2013 we introduced the optical subsea repeater to our hardware platform and have completed the first commercial deployment of this element in 2015. Our branching unit was released in November 2015 and will be deployed in customer solutions in 2016. The next element we intend to bring to market is a ROADM version of our branching unit, which we currently intend to release in late 2016.

Our Competitive Strengths

We believe the following strengths have contributed to our high customer retention to date and will allow us to maintain and extend our technology leadership position in core optical networks:

Our Technical Differentiators:

•

Leading Amplification Technology. We believe that we offer the industry’s leading submarine and terrestrial signal amplification solutions for high-capacity long-haul optical networks, based on our innovative Wise Raman technology. Our proprietary Wise Raman solution is designed to offer optical transmission performance, capacity overhead and operational excellence, with a seamless integration of Raman amplification into optical networks. In contrast with our competitors, who use Raman add-on modules to complement traditional EDFA-based amplification tools, our fully-integrated Wise Raman amplification technology increases the line’s bandwidth from 36 nanometers to 100 nanometers, allowing us to offer nearly three times more data-carrying wavelengths, or channels, than what is currently supported by EDFA-based products, and at two times the distance. This allows us to offer an attractive combination of higher line capacity, better noise performance and high optical power efficiency. As depicted in the figure below, we use advanced opto-electronics to generate different modulation formats, and Wise Raman optical amplification technologies to enable high spectral efficiency, or the number of bits per unit of spectrum, and wide optical spectrum, or the optical window in which optical channels can be transmitted, without compromising reach. For example, our solutions can reach 15 Tbit/s over 4,500km or 64 Tbit/s over 1,500km on a single fiber before regeneration is needed.

The below graphic illustrates the different options for utilizing our Wise Raman technology to achieve a significant range in line capacity and reach. For example, moving from left to right, assuming 100G per channel and utilizing Raman, 15 Tbit/s of capacity can be supported over a distance of 4,500km. Our competitors utilizing only EDFA would achieve only 8.8 or 9.6 Tbit/s over a shorter distance. In the highest capacity configuration utilizing 200G on a multi-carrier with Wise Raman, 64 Tbit/s can be transmitted over 1,500km.

•

Innovative, Field-Proven Technologies. We provide flexible, high-capacity, long-reach and high-transmission performance solutions with coherent optical technology to support deployments of 100 Gbit/s, 200 Gbit/s, 300 Gbit/s or 400 Gbit/s channels that have been deployed in the field for over 10 years. Our solutions are built to operate on either fixed or flexible optical environments and offer programmable signal protocols and modulation formats. We leverage soft-

decision Forward Error Correction and Digital Signal Processing technologies to improve transmission performance. For upgrades of existing repeatered submarine cable networks, we have developed Line Monitoring Equipment, or LME, that is able to monitor and control the submerged repeaters from different submarine cable network suppliers.

Our Service Differentiators:

•

Rapid Response, Combined with an Agile Team. Our relationships with our partners allow us to provide our customers with timely service and support, and enable us to function as a cohesive, agile group. We have trained engineers with the expertise to answer product questions on functionality, provide software maintenance guidance or aid in trouble tracking and resolution during the pre-implementation, implementation and post-implementation phases. In addition, our team of global customer support staff is committed to providing XteraCare, our customer support service, in an effort to solve issues as they arise and to prevent delays in daily operations.

•

Deep Domain Experience Provides Ability to Manage Challenging Projects and Environments. Our services range from physical installation of submarine or terrestrial deployments to long-haul maintenance solutions. We have experience deploying some of the highest capacity and longest networks and have the ability to manage complex long-haul deployments in challenging environments using our turnkey solutions.

•

Ease of Upgrades at Competitive Pricing. Our ability to increase the capacity of our customers’ existing systems allows them to generate significant additional revenue at a fraction of the cost of deploying new networks.

Our Platform Differentiators:

•	Single Platform for Submarine and Terrestrial. We believe we are the only vendor who offers a single, point-to-point, terrestrial and submarine platform for long-haul optical transmission.
•	Interoperability with Third-Party Technology. Our platform is further differentiated by the fact that we can monitor third-party submarine repeaters.
•	Comprehensive Network Management System. We offer a network management system with user friendly dashboards to monitor all our network elements.

Our Products

Our transmission hardware for both terrestrial and submarine applications is combined on a single platform—Nu-Wave Optima—and is augmented by products which enable a variety of equipment configurations that serve a range of optical networking applications, including terrestrial backbone networks and submarine cable networks—both repeatered and unrepeatered—and different types of customers, including telecommunications service providers, content service providers, enterprise and government customers.

Hardware Product Portfolio

Nu-Wave Optima

Nu-Wave Optima is our next-generation, multi-purpose optical networking platform that is designed to lower the cost of highly scalable terrestrial and submarine optical networks. Depending on the applications and characteristics of the fiber network, Nu-Wave Optima terminal equipment can be complemented by In-Line Amplifiers, or ILAs, Remote Optically Pumped Amplifiers, or ROPAs, optical submarine repeaters, branching units, LMEs, Reconfigurable Optical Add Drop Multiplexers, or ROADMs, and OTN switches. These sub-systems and components enable multiple network configurations, ranging from an unrepeatered point-to-point link to fully-meshed networks, for existing or new long-haul optical transmission infrastructures.

The main components of the Nu-Wave Optima platform include conventional EDFA, hybrid EDFA/Raman, and Wise Raman amplifiers. ROADM placed at a “cross-roads” of an optical network are used to route individual or groups of channels. ROADM can be implemented—as needed—in multi-degree nodes to add flexibility to the network. The line system elements are then complemented with the right interfaces to deliver end-customer services cost effectively.

Optical protection and restoration functionalities protect against both channel card failures (equipment protection) and multiple span cuts (network protection). Protection and restoration capabilities, in the electrical domain, are provided via the OTN/packet switch. In addition to providing resilience to a network, the OTN/packet switch provides more efficient utilization of the resources, or wavelength, throughout the optical network, further helping communications network operators reduce the total cost of ownership of their networks.

For repeatered submarine applications, line monitoring equipment and line loading channels can be added at the terminal to configure Nu-Wave Optima as a Submarine Line Terminal Equipment, or SLTE, that provides capacity upgrades for existing submarine networks or to equip new cable networks.

To simplify installation, testing and operation of the network, powerful optical performance monitoring features are embedded in Nu-Wave Optima along with multiple control loops and high-levels of automation.

Remote Optically Pumped Amplifier, or ROPA

Depending on the required capacity, a ROPA is utilized to bridge ultra-long single spans over 300km, or a long span in a repeatered link. A ROPA is a simple, passive sub-system which provides additional amplification to the traffic-carrying signals as they traverse the ROPA, with no electrical power needed. Optical pump power, launched from the communications equipment at the end of the span, excite the ROPA which in turns amplifies the signals.

ROPAs have been typically used in the submarine space to extend the reach of unrepeatered systems. We have adapted and ported this technique to the terrestrial space and have installed ROPAs on several terrestrial systems, for instance, on aerial cables of power grids.

Optical Subsea Repeater

We believe our repeater is the first design to utilize Raman optical amplification technology. This technology delivers increased span distance between repeaters and capacity increases greater than 50% due to its 55 nanometers, or nm, bandwidth design. The design incorporates innovative materials and manufacturing assembly techniques that reduce the weight, cost, and form-factor of the housing and simplify the assembly and deployment activities. The first commercial deployment was completed in 2015.

Branching Unit

Branching units remove the need to have secondary cable systems. In a basic configuration, a branching unit is designed to allow fiber pairs to be connected from point A to point B on one branch and from point A to point C on the second branch. Our branching unit was released in November 2015 and will be deployed on customer solutions in 2016. A ROADM branching unit, which is designed to enable reconfigurability at the optical channel level, is expected to be released in late 2016. ROADM based branching units allow for automatically controlled optimization of capacity to all parts of the submarine networks and allow our customers to promptly react to any increased traffic demand.

Software Product Portfolio

We also offer software to control and manage optical networks. Our software has been developed in-house and is, by design, focused on the management of optical networks.

Our management system provides both element management functions for individual network elements, as well as sub-network management functions for end-to-end optical links. Our management system is designed to support an entire network of our network elements, comprised of multiple sub-networks.

Identical management tools are used for both the terrestrial and submarine parts of the optical networks. User interfaces and functionalities common to our software tools shorten the training period, require fewer personnel in the field and Network Operation Center, or NOC, and further enhance global network productivity.

All our products are compliant with the emerging Software-Defined Networking, or SDN, and Network Function Virtualization, or NFV, network architectures. Both concepts are related but refer to different domains: SDN is focused on the separation of the network control layer from its forwarding layer, while NFV is focused on porting network functions to virtual environments in order to enable the migration from proprietary appliance based embodiments to a standard hardware and cloud based infrastructure.

Turnkey Solutions

Based on our leading portfolio of transmission technologies and expertise implementing new optical infrastructures, we offer advanced connectivity solutions, which feature high capacity, reliability and flexibility at low cost. Our turnkey solution includes project planning, management, and execution for unrepeatered and repeatered submarine cable networks in new or re-deployed cables.

We have strong systems engineering and experienced project management teams. Many of our senior engineering employees have more than 20 years of experience in the optical networking industry. We benefit from well-established relationships with trusted partners around the world. Through these partnerships, we are able to work with the leading suppliers for all parts of a system, and with marine installation suppliers with local knowledge.

Services

With our optical networking equipment installed in 60 countries, we have gained an expertise in the field for implementing optical networks in diverse environments. A typical field installation consists of many activities, ranging from site and route surveys to end-to-end system commissioning and customer confidence trials prior to provisional acceptance. All field deployments to date have been performed on schedule, either meeting or preceding the contractual Ready for Service, or RFS, date. After RFS, we can perform, upon customers’ request, network health monitoring using built-in advanced monitoring functionalities in our equipment. This operational service provides preventive maintenance for higher network availability.

Customers

We have deployed our solutions in 60 countries. Our solutions have been sold to telecommunications service providers, content service providers, large enterprises and government entities worldwide. Some of our current and past customers include:

•	AT&T Inc.
•	Cable & Wireless Communications plc
•	Comisión Federal de Electricidad (CFE Telecom—Mexico)
•	GlobeNet, Inc.
•	Global Cloud Exchange, a Reliance Company
•	Gulf Bridge International, Inc.
•	TIM Brasil, SA
•	U.S. Government (Defense Information Systems Agency)
•	Vodafone Group Plc

Due to the nature of our business, in any given period it is likely that revenue derived from one customer or a small number of customers could comprise a significant percentage of our overall revenue for the period. For the year ended September 30, 2015, Cable & Wireless Communications plc, Defense Information Systems Agency and GlobeNet Inc. accounted for 24.9%, 43.8% and 16.2% of our revenue, respectively and 95.6% of our revenue was generated by six customers. For the fiscal year ended September 30, 2014, Cable & Wireless Communications plc, Gulf Bridge International, Inc. and OCI Group Inc., accounted for 25.9%, 22.1% and 24.1% of our revenue, respectively, and 88.7% of our revenue was generated by six customers. However, this revenue concentration typically shifts between customers as projects are completed and new projects are started from one period to another.

Manufacturing and Operations

We operate an outsourced model with Foxconn as our key contract manufacturing partner. We have second source manufacturing for risk mitigation and to add to our ability to handle spike fluctuations in orders. Our contract manufacturing partners provide dedicated factory space, fully trained Xtera-qualified manufacturing teams, and fully accredited ISO 9001 2000 quality systems. We have invested, and will continue to invest, significantly in designing and implementing our manufacturing processes and managing our manufacturing partners. Our products are designed for high volume and scalable manufacturing while maintaining focus on quality and cost. We use CEVA Logistics, an independent logistics and freight management provider, to coordinate the delivery of a majority of our products.

Sales and Marketing

We market and sell our products and services to telecommunications service providers, content service providers, enterprises and government entities worldwide. We primarily sell our solutions through our direct sales force. We sell our solutions through third-party distributors only when logistics or local customs regulations make doing so more efficient that require this model. These are typically countries with significant logistic/importation challenges. We use a variety of marketing programs to increase awareness of our products to our customers, including trade shows, advertising in trade media and presentations at technical conferences. We are recognized in the industry for our technical expertise and frequently present at industry technical conferences.

Backlog

Generally, we make sales pursuant to purchase orders issued under the agreements that govern the terms and conditions of the sale of our products and services, which agreements do not obligate our customers to purchase any minimum or guaranteed order quantities.  Our backlog includes orders for products that have not yet been shipped, for services that have not yet been performed and, beginning with this Annual Report on Form 10-K, contracts awarded but not yet signed.  In certain cases, customers may cancel or change their orders with limited advance notice.  Because orders in backlog may be fulfilled several quarters following receipt, a backlogged order may not result in revenue in a particular period or the actual revenue may not be equal to our backlog estimates, our backlog should not be viewed as an indicator of future revenue in any particular period.  In addition, our presentation of backlog may not be comparable with that of other companies in our industry.

As of September 30, 2015 and 2014 our backlog was $45.6 million and $44.8 million, respectively, including amounts of contracts awarded but not signed as of September 30, 2015 and 2014 of $37.2 million and $3.2 million, respectively.  Backlog levels reflect, in part, the release dates of our product offerings and the timing of booking of new orders and their corresponding delivery.  The portion of our backlog as of September 30, 2015 that was not reasonably expected to be fulfilled in the fiscal year ending September 30, 2016 is approximately $9.5 million.

Research and Development

Our research and development organization possesses significant expertise in the areas of optical networking, optical system design, optical amplification, radio frequency and digital electronics, embedded software and network management software. We develop specific products and underlying technologies and processes that can be used across a broad set of product platforms. Our research and development organization works closely with manufacturing and operations in order to bring new products to market quickly, to confirm that products meet customer and industry specifications and that high-quality standards are maintained throughout the development and production processes. Our research and development expenses for the fiscal years ended September 30, 2015 and 2014 were $11.2 million and $11.1 million, respectively.

Intellectual Property

We rely on patent, trademark, copyright and trade secret law to protect our technology. Additionally, we have developed a brand that has accumulated substantial recognition in the marketplace, and we rely on trademark law to protect our rights in that area. We intend to continue our policy of taking all measures we deem necessary to protect our patent, copyright, trade secret and trademark rights. We regard our internally-developed software embedded in our products as proprietary, and we utilize a combination of patent, copyright, trade secret laws, internal security practices and employee invention assignment and non-disclosure agreements for intellectual property protection.

Our portfolio of patents was originally built around Raman optical amplification that offers, compared to traditional EDFA-based amplification equipment, a wider optical amplification spectrum, improved noise performance for higher Optical Signal-to-Noise Ratio, or OSNR, and distributed amplification within the line fiber for extending the span between intermediate sites. These three elements are instrumental to enabling efficient high-capacity optical networking on long distances in field conditions.

Raman optical amplification is a key technology for 100 Gbit/s and beyond channel rates as the OSNR requirements become more stringent when the channel rate increases. We designed our optical networking platform from the ground up to combine different optical amplification schemes, ranging from simple EDFA to Wise Raman amplification. As a result, our amplifier offers high efficiency and capacity and reach performance due to the integration of the different optical amplification technologies.

We apply Raman optical amplification to both terrestrial and submarine optical networks, offering the widest optical spectrum in the marketplace, up to 100nm for terrestrial applications.

Our intellectual property on Raman optical amplification is not only about including Raman optical benefits, such as wider optical spectrum, improved noise performance and distributed amplification, into optical networks, but also aims to make Raman optical amplifiers as simple to operate as traditional EDFAs amplifiers so that the operation teams of our customers do not see any difference in their daily activity. Our intellectual property on Raman optical amplification also offers a fully-integrated, power-effective Raman solution under a single management system common to all the components of our optical networking equipment.

We believe that our proprietary Wise Raman amplification technology and leading position in next generation optical networks are key components of our value proposition and competitive advantage. As of September 30, 2015, we own or control 87 patents issued by the U.S. Patent and Trademark Office of which 57 are directly related to Wise Raman technology and its applications and of which 11 are owned by the Regents of the University of Michigan and exclusively licensed to us for the telecommunications, data communications, computer and data processing industries. Fifteen of the 85 U.S. issued patents are co-owned by us and the Regents of the University of Michigan. In addition to our issued patents, we have 11 U.S. patent applications pending. Also as of September 30, 2015, we have been issued 53 foreign patents with 40 foreign patent applications in process. The portfolio today extends beyond Raman amplification and includes patents about different technologies that are used for high-performance optical transmission, submarine optical repeater (in the mechanical and electrical domains) and optical protection/restoration. We also have access to 29 U.S. and one foreign patent that are licensed as a part of a portfolio of patents that were obtained in an acquisition and subsequently sold.

Competition

The optical networking industry is extremely competitive with many large vendors of optical networking products and is characterized by continuous innovation. Several of our competitors have preferred supplier relationships with service providers.

As the demand for bandwidth has increased, the need for different technologies to satisfy these needs has become more acute. The development of next generation technologies, however, is a costly, time-consuming endeavor. We believe our patented technologies provide the highest reach and capacity in the industry and give us substantial advantages over our competition. Further, we believe focusing on technologies, such as 100Gbps, ROADM and Packet Optical Transport Systems, with a focus on simplifying the transition to higher bandwidth optical networks, provides us with a competitive advantage over our competitors.

The principal competitive factors in our industry include price, product performance, technology compatibility, quality, ability to meet customer specifications, time to market, time to delivery, technical support capabilities, breadth of product offerings, and record of innovation. We believe that our optical networking solutions compare favorably to our competitors’ products in the markets in which we compete.

Our primary competitors in the submarine market include Alcatel-Lucent Submarine Networks, SAS, Coriant GmbH, Huawei Marine Networks Co., Limited, NEC Corporation and TE Subcom, a TE Connectivity Ltd. company. In the terrestrial market, our primary competitors include Alcatel-Lucent S.A., Ciena Corporation, Huawei Technologies Co. Ltd., Infinera Corporation and Coriant GmbH. Many of our competitors have significantly more financial, technical, marketing and other resources than we have, may devote greater resources to the promotion, sale and support of their technology than we can, have more extensive customer bases than we have and have longer operating histories and greater name recognition than we have. In addition, many of our competitors expend a greater amount of funds on research and development. However, we believe our reach, capacity and current 100Gbps capabilities allow us to differentiate ourselves both in terms of technology and price.

Employees

As of September 30, 2015, we had 103 full-time employees and six part-time employees worldwide. We consider our current relationship with our employees to be good. None of our employees are represented by a collective bargaining agreement.

Variability of Quarterly Results

Our operating results fluctuate from quarter to quarter as a result of a variety of factors, many of which are outside of our control. These factors can include fluctuations in demand for our solutions, reductions in customers’ budgets for purchase and delays in their purchasing cycles, order cancellations, reductions or delays, the timeliness of our customers’ payments and general economic conditions. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations with respect to long-term future revenue and global customers. As a result, our historical results should not be considered a reliable indicator of our future results of operations. For additional information on matters that may affect our quarterly results, see the section titled “Risk Factors—Our operating results may fluctuate significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.”

Available Information

Our investor relations website is located at http://ir.xtera.com. We make available free of charge on our investor relations website under the headings “Financials” and “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference

Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that are currently considered immaterial. The trading price of our common stock could decline due to any of the risks and uncertainties described below, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Related to Our Business and Industry

We have a history of significant operating losses, anticipate increasing our operating expenses in the future and may not achieve or maintain profitability in the future.

As of September 30, 2015, our accumulated deficit was $384.7 million. We experienced a net loss of $16.6 million for the fiscal year ended September 30, 2015 and $26.1 million for the fiscal year ended September 30, 2014. We expect to continue to make significant expenditures related to the development of our business, including expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our research and development operations. In addition, as a public company, we have incurred and will continue to incur additional legal, accounting and other expenses that we did not incur when were a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities in order to achieve future profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to achieve or maintain profitability, and we may continue to incur significant losses in the future.

Our operating results may fluctuate significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indicator of our future performance. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations with respect to long-term future revenue and global customers. Given relatively fixed operating costs related to our personnel, any substantial adjustment to our expenses to account for lower levels of revenue will be difficult and take time. Consequently, if our revenue does not meet projected levels, our inventory levels and operating expenses would be high relative to revenue, which would impair our operating results.

In addition to other risks discussed in this section, factors that may contribute to fluctuations in our revenue and our operating results include:

•	fluctuations in demand, sales cycles, product mix and prices for our solutions and our services;
•	reductions in customers’ budgets for solutions purchases and delays in their purchasing cycles;
•	order cancellations or reductions or delays in delivery schedules by our customers;
•	timeliness of our customers’ payments for their purchases;
•	preparedness of customers for the installation of our solutions;
•	the timing of new product announcements or upgrades by us or by our competitors;
•	any significant changes in the competitive dynamics of our market, including any new entrants, technological advances or substantial discounting of products;
•	availability of third-party suppliers to provide products and services for us;
•	the timing of recognizing revenue in any given quarter, including the impact of revenue recognition standards in United States generally accepted accounting principles, or U.S. GAAP;
•	our ability to control costs, including our operating expenses, the costs of, and the lead times associated with, obtaining the components we purchase and the costs of warranty or repair work; and
•	general economic and adverse geopolitical conditions in domestic and international markets.

If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may in the future provide to the market, the price of our common stock may decline substantially.

Our gross margin may fluctuate from period to period and may be adversely affected by a number of factors, some of which are beyond our control.

Our gross margin fluctuates from period to period and varies by product configuration. Our gross margin may continue to be adversely affected by a number of factors, including:

•	mix of products and services sold during the period;
•	price discounts negotiated by our customers;
•	increased price competition, including competition from lower-cost suppliers in China and other markets;
•	changes in the price or availability of components for our products;
•	charges for excess or obsolete inventory;
•	increased warranty or repair costs;
•	sales volume from each customer during the period; and
•	the period of time over which ratable recognition of revenue occurs.

For example, our gross margin percentage for the year ended September 30, 2015 was 16.8%, as compared with 33.7% for the year ended September 30, 2014. The decrease in gross margin percentage in the 2015 period was primarily driven by the mix of products sold during the period. In particular, our turnkey solutions have lower gross margins than our equipment sales, and to the extent we have a greater proportion of revenue from turnkey solutions in any period, our gross margin percentage will be lower. As a result of our relative size and the often large, complex nature of the projects in which we make product installations, we have limited ability to control the scheduling of the installation of our products and are often requested to reschedule installations. This rescheduling may cause us to redeploy our personnel and could result in us being unable to meet commitments to our other customers, which may negatively impact our gross margins. Further, this rescheduling could cause revenue to be recognized later than forecasted. As a result of our relatively fixed operating costs associated with our personnel, if our revenue does not meet projected levels in a particular quarter, our gross margin for that quarter will be adversely affected. Fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability.

We may have difficulty acquiring new customers due to the high up-front costs of switching optical network providers or equipment, and if we are unable to acquire new customers, our business and operating results will be harmed.

Telecommunications service providers typically make substantial investments when deploying an optical network. Once a network operator has deployed an optical network for a particular portion of their network, it is often difficult and costly to switch to another vendor’s infrastructure. Unless we are able to persuasively demonstrate that our solutions offer performance, functionality and cost advantages that materially outweigh a customer’s expense of switching from a competitor’s product, it may be difficult for us to procure new customers and generate sales once that competitor’s equipment has been deployed. In addition, many telecommunications service providers base their deployment decisions primarily on price, and if we are unable to establish better pricing terms for our solutions, we may be unable to acquire new customers.

Aggressive business tactics by our competitors may harm our business.

Increased competition in our markets has resulted in our competitors engaging in aggressive business tactics, especially when we compete for large customers. These tactics include:

•	selling equipment or inventory at a discount, including at or below cost;
•	announcing competing products prior to market availability combined with extensive marketing efforts;
•	offering low pricing on products competitive to ours as part of a larger, bundled product offering;
•	providing financing, marketing and advertising assistance to customers; and
•	asserting intellectual property rights irrespective of the validity of the claims.

If we fail to compete successfully against our current and future competitors, or if our current or future competitors continue or expand aggressive business tactics, including those described above, demand for our solutions could decline, we could experience delays or cancellations of customer orders, we could be required to reduce our prices or we may experience increased expenses.

The markets in which we compete are highly competitive, and we may lack sufficient financial or other resources to compete.

Competition in the optical networking industry is intense, and we expect such competition to increase. A number of very large companies historically have dominated the optical networking industry. Our primary competitors in the submarine market include Alcatel-Lucent Submarine Networks, SAS, Coriant GmbH, Huawei Marine Networks Co., Limited, NEC Corporation and TE Subcom, a TE Connectivity Ltd. company. In the terrestrial market, our primary competitors include Alcatel-Lucent S.A., Ciena Corporation, Huawei Technologies Co. Ltd., Infinera Corporation and Coriant GmbH. Many of our competitors are substantially larger, have greater name recognition, as well as technical, financial and marketing resources, and may have established relationships with our potential customers. Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources and product portfolios to offer products competitive with ours at below market pricing levels that could prevent us from competing effectively.

In addition, some of our foreign competitors are able to compete more effectively by obtaining financing for their customers from government-sponsored sources. We also compete with low-cost suppliers in China that have the ability to increase pricing pressure on us.

Our ability to compete will depend upon our ability to provide a better solution than our competitors at a competitive price. We may be required to make substantial additional investments in research and development, sales and marketing and customer support in order to respond to competition, and there is no assurance that these investments will achieve any returns for us or that we will be able to compete successfully in the future. Increased competition could lead to fewer customer orders, price reductions, reduced margins and loss of market share, any of which could harm our business, operating results and financial condition.

Demand for our solutions depends in part on the rate that telecommunications service providers expand and enhance their optical networks and the rate that telecommunications service providers and content service providers build out new optical networks. If such service providers do not continue to expand and enhance their networks or build out new networks, it could have a material adverse effect on our business and results of operations.

Our future success as a provider of high-capacity optical transport solutions ultimately depends on the continued growth of the optical networking industry and, in particular, the continued demand for bandwidth. The amount of data transmitted over optical networks will be impacted by the growth of bandwidth demand. Increased demand by subscribers for bandwidth-intensive applications delivered over network systems will be necessary to justify capital expenditure commitments by telecommunications service providers and content service providers to invest in the improvement and expansion of their networks, or alternatively to build out new networks. Demand for improved optical networking infrastructure might not continue to increase if there is limited availability or market acceptance, if the content offered through networks does not attract widespread interest or if the quality of service available through networks does not meet user expectations. If long-term expectations for bandwidth-intensive and cloud-based applications are not realized, these service providers may not commit significant capital expenditures to upgrade their networks to improve capacity or to build out new networks, the demand for our solutions and services will decrease and we may not be able to sustain or increase our levels of revenue or achieve profitability in the future. Broad macroeconomic weakness and market conditions have in the past and could in the future affect spending levels of our customers and demand for our solutions.

Our concentrated customer base increases the potential adverse effect on us from the loss of one or more customers.

We derive a significant portion of our revenue from a limited number of customers. For the year ended September 30, 2015, Cable & Wireless Communications plc, Defense Information Systems Agency and GlobeNet Inc. accounted for 16.2%, 43.8% and 24.9% of our revenue, respectively, and 95.6% of our revenue was generated by six customers, and for the fiscal year ended September 30, 2014, Cable & Wireless Communications plc, Gulf Bridge International, Inc. and OCI Group Inc. accounted for 25.9%, 22.1% and 24.1% of our revenue, respectively, and 88.7% of our revenue was generated by six customers. Our business and financial results are correlated with the spending of a limited number of customers and can be significantly affected by market, industry or competitive dynamics affecting their businesses. The timing of customer purchases and of their requested delivery of purchased product is difficult to predict, and our ability to continue to generate revenue from key customers will depend on our ability to maintain strong relationships with these customers and introduce new products and services that are desirable to these customers at competitive prices. In addition, in certain circumstances our customers can terminate or reduce their contracts for convenience. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenue for the next few years. The loss of, or a significant delay or reduction in purchases by, a small number of customers could harm our business, operating results and financial condition.

We must respond to technological change and comply with evolving industry standards and requirements for our products to be successful, and if we do not, it could have a material adverse effect on our business and results of operations.

The optical networking industry is characterized by technological change, changes in customer requirements and evolving industry standards. The introduction of new communications technologies and the emergence of new industry standards or requirements could render our products obsolete. Further, in developing our products, we have made, and will continue to make, assumptions with respect to which standards or requirements will be adopted by our customers and competitors. If the standards or requirements adopted by our prospective customers are different from those on which we have focused our efforts, market acceptance of our solutions would be reduced or delayed and our business would be harmed.

In response to market changes, we expect our competitors to continue to improve the performance of their existing products and to introduce new products and technologies. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We may not have sufficient resources to make these investments, we may not be able to make the technological advances necessary to be competitive and we may not be able to effectively sell our products to targeted customers who have prior relationships with our competitors.

If we fail to accurately forecast demand for our solutions, we may have excess or insufficient inventory, which may increase our operating costs, decrease our revenue and harm our business.

We are required to generate forecasts of future demand for our solutions several months prior to the scheduled delivery to our prospective customers. This requires us to make significant investments before we know if corresponding revenue will be recognized. Lead times for materials and components that we need to order for the manufacturing of our products vary significantly and depend on factors, such as the specific supplier, contract terms and demand for each component at a given time. In the past, we have experienced lengthening in lead times for certain components. If the lead times for components are lengthened, we may be required to purchase increased levels of such components to satisfy our delivery commitments to our customers. If we overestimate market demand for our solutions and, as a result, increase our inventory in anticipation of customer orders that do not materialize, we will have excess inventory, which could result in increased risk of obsolescence and significant inventory write-downs. Furthermore, this will result in reduced production volumes and our fixed costs will be spread across fewer units, increasing per unit costs. If we underestimate demand for our solutions, we will have inadequate inventory, which could slow down or interrupt the manufacturing of our products and result in delays in shipments and our ability to recognize revenue. In addition, we may be unable to meet our supply commitments to customers, which could result in a loss of certain customer opportunities or a breach of our customer agreements.

We are susceptible to shortages, price fluctuations and quality control risks in our supply chain. Any shortages, price fluctuations or quality concerns in components used in our products could delay shipment of our products, which could materially adversely affect our business.

Shortages in components that we use in our products are possible and our ability to predict the availability of such components may be limited. Furthermore, some of these components are available only from single or limited sources of supply. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantity requirements and delivery schedules. Any growth in our business or the economy is likely to create greater pressures on us and our suppliers to project overall component demand accurately and to establish appropriate component inventory levels. In addition, increased demand by third parties for the components we use in our products may lead to decreased availability and higher prices for those components. We generally rely on purchase orders rather than long-term contracts with our suppliers. As a result, even if available, we may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner, which would seriously impact our ability to deliver products to our customers, and our business, operating results and financial condition would be adversely affected. If we are unable to pass component price increases along to our customers or maintain stable pricing for components, our gross margin and operating results could be negatively impacted. Furthermore, poor quality in sole-sourced components or certain other components in our products could also result in lost sales or lost sales opportunities. If the quality of such components does not meet our standards or our customers’ requirements, if we are unable to obtain components from our existing suppliers on commercially reasonable terms, or if any of our sole source providers cease to continue to manufacture such components or to remain in business, we could be forced to redesign our products and qualify new components from alternate suppliers. Further, if components we obtain from our suppliers contain technology that infringes on a third party’s intellectual property, we could be forced to redesign our products or find alternate sources of such components. The development of alternate sources for those components can be time-consuming, difficult and costly, and we may not be able to develop alternate or second sources in a timely manner. Even if we are able to locate alternate sources of supply, we could be forced to pay for expedited shipments of such components or our products at dramatically increased costs.

We provide turnkey solutions to our customers, which subject us to additional risks inherent with being the prime contractor on a project that, if realized, may adversely affect our operating results.

In addition to providing our hardware and software products to customers, we also provide turnkey solutions for customers. We oversee project planning, partner management and installation of the projects in which our products are utilized. We anticipate turnkey solutions will represent a significant percentage of our product revenue for our fiscal years ending September 30, 2016 and 2017. As the prime contractor, we are ultimately responsible for the project, including any performance issues, damages or cost overruns. Our actual costs and any gross profit realized on a turnkey solution could vary from the estimated amounts on which our bid was originally based. This may occur for various reasons, including errors in estimates or bidding, changes in availability and cost of labor, equipment and materials and unforeseen technical and logistical challenges, including with managing our geographically widespread operations and the performance of third party subcontractors, suppliers and manufacturers. In particular, if the third party subcontractors, suppliers and manufacturers we engage are unable to perform to our requirements, we may be forced to pursue alternative strategies to obtain these goods or services, which could result in delays, interruptions, additional expenses to us and loss of customers. These variations and the risks inherent in our turnkey solutions may result in reduced profitability or losses on these projects. Depending on the size of a project, variations from estimated contract performance could have a material adverse impact on our operating results.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our common stock.

We have historically relied on outside financing to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to take advantage of strategic opportunities, including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses and developing new products or enhancements to existing products.

We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense, which may cause our revenue and operating results to fluctuate significantly from period to period.

Our sales efforts involve educating our customers about the use and benefit of our solutions, including their technical capabilities and potential cost savings. Customers typically undertake a significant evaluation process before making a purchase, in some cases over six months. We spend substantial time and resources in our sales efforts, and in limited cases, order inventory for potential sales without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative, processing and other delays. Our long sales cycle may cause our revenue and operating results to fluctuate significantly.

We depend on contract manufacturers and logistics providers to manufacture and deliver a majority of our products, and changes to these relationships or their inability to obtain necessary parts may result in delays or disruptions that could harm our business.

We depend primarily on Foxconn Technology Group, as well as MC Assembly and Surface Technology International Ltd., each an independent contract manufacturer, to manufacture and assemble a majority of our products, and CEVA Logistics, an independent logistics and freight management provider, to coordinate the delivery of a majority of our products. Our reliance on these third parties reduces our control over the manufacturing and logistics processes and exposes us to risks, including reduced control over quality assurance, product costs, and product supply and timing. Our reliance on contract manufacturers could also increase the potential for infringement or misappropriation of our intellectual property rights. While we rely on a combination of purchase orders and supply contracts with these manufacturers, their ability to timely perform under their agreements with us is subject to the performance of third-party suppliers from whom our contract manufacturers order many of the components and parts necessary for the manufacturing of our products. If we are unable to manage our relationships with these third-party suppliers effectively, or if any of these suppliers suffers from increased manufacturing lead times, capacity constraints or quality control problems, work stoppages or any other reduction or disruption in output, they may be unable to meet our customers’ delivery schedules, which would result in lost revenue, additional product costs and deployment delays that could harm our business and customer relationships.

These contract manufacturers typically fulfill our supply requirements on the basis of individual orders. We do not have long-term contracts with our manufacturers that guarantee capacity, the continuation of particular pricing terms, or the extension of credit limits. Accordingly, they are not obligated to continue to fulfill our supply requirements, which could result in supply shortages, and the prices we are charged for manufacturing services could be increased on short notice. In addition, our orders may represent a relatively small percentage of the overall orders received by our contract manufacturers from their customers. As a result, fulfilling our orders may not be considered a priority by one or more of our contract manufacturers in the event the contract manufacture is constrained in its ability to fulfill all of its customer obligations in a timely manner.

It is time consuming and costly to qualify and implement a contract manufacturer relationship. If we are required to change contract manufacturers, whether due to an interruption in their business, quality control problems or otherwise, or if we are required to add additional contract manufacturers, our ability to ship products to our customers could be delayed or otherwise adversely affected, which could cause the loss of sales to existing or potential customers, delayed revenue or an increase in our costs that could adversely affect our gross margin.

Furthermore, if our logistics provider incurs any interruptions, delays or problems in its business, our ability to ship our products in a timely and efficient manner would be impaired, which could harm our business and customer relationships and adversely affect our business, operating results and financial condition.

We may be adversely affected by fluctuations in currency exchange rates.

A portion of our sales are to countries outside of the United States, and are in currencies other than U.S. dollars, and therefore subject to foreign currency fluctuation. Accordingly, fluctuations in foreign currency rates could have a material impact on our revenue in future periods. We also have exposure to currency exchange rates as a result of the growth in our non-U.S. dollar denominated operating expense in Europe, Asia and Canada. We may in the future enter into foreign currency exchange forward contracts to reduce the impact of foreign currency fluctuations. Any such hedging programs, if implemented, would reduce the impact of currency exchange rate movements on certain transactions, but would not cover all foreign-denominated transactions and would not entirely eliminate the impact of fluctuations in exchange rates that could negatively affect our results of operations and financial condition.

Our international sales and operations subject us to additional risks that may adversely affect our operating results.

Over the last several years, we derived a significant portion of our revenue from customers outside the United States, and we continue to expand our international operations. As of September 30, 2015, approximately 37% of our employees were located abroad, and we expect to continue to add personnel internationally. Any continued expansion into international markets will require significant resources and management attention and will subject us to additional regulatory, economic and political risks, and we cannot be sure that any further international expansion will be successful. Furthermore, in some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence. Among the risks we believe are most likely to affect us with respect to our international operations are:

•	unexpected changes in regulatory requirements or in foreign policy, including adoption of domestic or foreign laws, regulations and interpretations detrimental to our business;
•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;
•	reduced protection for intellectual property rights in some countries;
•	new and different sources of competition;
•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;
•	increased financial accounting and reporting burdens and complexities;
•	fluctuations in exchange rates;
•

political, social and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions, and continued economic uncertainty as a result of sovereign debt issues in Europe and Latin America;

•	tariffs and trade barriers, import/export controls, and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;
•	certification requirements;
•	potentially adverse tax consequences; and
•

local laws and practices that favor local companies, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

Our international operations are subject to increasingly complex foreign and U.S. laws and regulations, including but not limited to anti-corruption laws, such as the Foreign Corrupt Practices Act and the UK Bribery Act and equivalent laws in other jurisdictions, antitrust or competition laws, and data privacy laws, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our reputation, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Additionally, the costs of complying with these laws, including the costs of investigations, auditing and monitoring, could also adversely affect our current or future business.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition.

Product performance problems, including undetected errors in our hardware or software, could cause us to incur additional expenses and harm our business and reputation.

Our products are highly technical and complex and when deployed, they are critical to our customers. Our products have contained and may contain undetected errors, defects or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by service providers. In particular, in a submarine cable network, any errors that are detected after deployment can be extremely costly and time consuming to correct. In addition, because we outsource the manufacturing of certain components of our products, we may also be subject to product performance problems as a result of the acts or omissions of third parties. Any errors or defects discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our system integrators or distributors. Our contracts with customers generally contain provisions relating to warranty disclaimers and liability limitations, which may be ineffective, and provisions requiring us to indemnify our customers for product failures. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention away from the business and adversely affect the market’s perception of us and our solutions. In addition, if our business liability insurance coverage is inadequate or future coverage is unavailable on acceptable terms or at all, our operating results and financial condition could be adversely impacted.

If we fail to adequately expand our direct sales force with qualified and productive personnel, we may not be able to grow our business effectively.

We primarily sell our products through our direct sales force. To grow our business, we intend to focus on growing our customer base for the foreseeable future. Our ability to add customers and to achieve revenue growth in the future will depend upon our ability to grow and develop our direct sales force and on their ability to productively sell our products. Identifying and recruiting qualified personnel and training them in the use of our solutions require significant time, expense and attention. The amount of time it takes for our sales representatives to be fully trained and to become productive varies widely. If our sales organization does not perform as expected, our revenue could suffer. In addition, if we are unable to hire, develop and retain talented sales personnel, if our sales force becomes less efficient as it grows or if new sales representatives are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to grow our customer base and revenue and our sales and marketing expenses may increase.

We might not be able to continue as a going concern absent our ability to raise additional equity or debt capital.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to fund our expansion plans and realize our business objectives. We have had recurring operating losses and negative cash flows from operations since inception, and we may continue to generate operating losses and consume cash resources in the future. If we are unable to grow our revenue substantially to achieve and sustain profitability, or if we are unable to obtain adequate funding in the future, we may not be able to continue as a going concern.

Our customers include departments and agencies of the U.S. and international governments. To the extent those relationships are not positively maintained or such contracts are not renewed or extended, it could have a material adverse effect on our business.

We have in the past and may in the future sell our solutions to various departments and agencies of the U.S. and international governments. The revenue associated with these customers may be significant in any given period. Future general political and economic conditions, which cannot be accurately predicted, may directly and indirectly affect the quantity and allocation of expenditures by these federal or international departments and agencies. Any reductions or reallocations in the budgets for these government entities could have a material adverse impact on our results of operations. Obtaining government contracts may also involve long purchase and payment cycles, competitive bidding, qualification requirements, delays or changes in funding, budgetary constraints, political agendas, extensive specification development, price negotiations and milestone requirements. If our relationships with these governmental customers deteriorates, if we were to lose one or more of these customers or if we are subject to unanticipated changes or delays in contract performance with these customers, it could have a material adverse effect on our business and results of operations.

We may not be able to attract and retain the highly skilled personnel that we need to support our business.

Our future depends, in part, on our ability to attract and retain key personnel, including the continued contributions of our executive officers and other key technical personnel, each of whom would be difficult to replace. Our industry has experienced periods of intense competition for highly skilled technical personnel. During such periods it may be difficult to identify and hire qualified personnel in many critical areas of our business. Further, we may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Many of the companies with which we compete for hiring experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our current management team or our employees, we could incur significant expenses replacing employees and the quality of our products and services and our ability to provide such products and services could be impaired, resulting in a material adverse effect on our business.

If we fail to manage future growth effectively, our business could be harmed.

We have expanded our operations significantly since inception and anticipate that further expansion will be required. The growth of our business has placed significant demands on our management, as well as our financial and operational resources. If we do not effectively manage our future growth, the efficiency of our operations and the quality of our products could suffer, which could adversely affect our business and operating results. To effectively manage this growth, we will need to continue to:

•	implement appropriate operational, financial and management controls, systems and procedures, including continued implementation of our enterprise-wide financial system;
•	expand our sales, marketing and distribution infrastructure and capabilities; and
•	provide adequate training and supervision to maintain high quality standards.

Compliance with environmental matters and worker health and safety laws could be costly, and noncompliance with these laws could have a material adverse effect on our results of operations, expenses and financial condition.

Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Some of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. We could be subject to increased costs, fines, civil or criminal sanctions, third-party property damage or personal injury claims if we violate or become liable under environmental or worker health and safety laws.

Examples of these laws and regulations include the European Union, or EU, Restrictions of Hazardous Substances Directive, or the RoHS Directive, and the EU Waste Electrical and Electronic Equipment Directive, or the WEEE Directive, as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States. The RoHS Directive and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment, including our products. The WEEE Directive requires electronic goods producers to be responsible for the collection, recycling and treatment of such products. If we fail to comply with these directives, we may suffer a loss of revenue, be unable to sell our products in certain markets and countries, be subject to penalties and fines or suffer a competitive disadvantage. In addition, the scope of any new legislation with respect to currently unregulated substances is uncertain. Costs to comply with WEEE or RoHS related legislation or similar future legislation, if applicable, could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs and insurance costs. The costs to comply with current and future environmental and worker health and safety laws may have a material adverse effect on our results of operations, expenses and financial condition.

We are subject to government regulations that could adversely impact our business.

We are subject to export control laws that limit which products we sell and where and to whom we sell our products. U.S. export control laws also limit our ability to conduct product development activities in certain countries. In addition, various countries regulate the import of certain technologies and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in import and export regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the import and export of our products to certain countries altogether. Any change in import and export regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In addition, our product or manufacturing standards could also be impacted by new or revised environmental rules and regulations or other social initiatives. Failure to comply with these and similar laws on a timely basis, or at all, decreased use of our products or any limitation on our ability to export or sell our products would adversely affect our business, financial condition and operating results.

In addition, the Federal Communications Commission, or FCC, has jurisdiction over the entire U.S. communications industry and, as a result, our products and our U.S. customers are subject to FCC rules and regulations. Current and future FCC regulations affecting communications services, our products or our customers’ businesses could negatively affect our business. In addition, international regulatory standards could impair our ability to develop products for international customers in the future. Delays caused by our compliance with regulatory requirements could result in postponements or cancellations of product orders. Further, we may not be successful in obtaining or maintaining any regulatory approvals that may, in the future, be required to operate our business. Any failure to obtain such approvals could harm our business and operating results.

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.

As a public company, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to diligence, disclose and report whether or not our products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials. Since our supply chain is complex, we may not be able to sufficiently verify the origins for the minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. If we are unable to satisfy customers who require that all of the components of our products are certified as conflict mineral free, these customers may discontinue or materially reduce purchases of our products, which could harm our business, results of operations and financial condition.

If we are not able to integrate future acquisitions successfully, our operating results and prospects could be harmed.

We have made strategic acquisitions of businesses, technologies and other assets in the past, and may continue to make acquisitions in the future. The success of our acquisitions will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. If we finance an acquisition with debt financing, we will incur interest expense and may have to comply with financing covenants or secure that debt obligation with our assets. Further, mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Any mergers and acquisitions we do would involve numerous risks, including the following:

•	difficulties in integrating and managing the operations, technologies and products of the companies we acquire;
•	diversion of our management’s attention from normal daily operations of our business;
•	our inability to maintain the key business relationships and the reputations of the businesses we acquire;
•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;
•	our dependence on unfamiliar affiliates and partners of the companies we acquire;
•

challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with U.S. generally accepted accounting principles;

•	impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from acquisitions;
•	insufficient revenue to offset our increased expenses associated with acquisitions;
•	our responsibility for the liabilities of the businesses we acquire;
•	failure of the acquired company to achieve anticipated revenue;
•	our inability to maintain internal standards, controls, procedures and policies; and
•	potential loss of key employees of the companies we acquire.

Security incidents, such as data breaches and cyber-attacks, could compromise our intellectual property and proprietary or confidential information and cause significant damage to our business and reputation.

In the ordinary course of our business, we maintain sensitive data on our networks, including data related to our intellectual property and data related to our business and that of our customers and business partners that is considered proprietary or confidential information. We believe that companies in the technology industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. While the secure maintenance of this information is critical to our business and reputation, our network and storage applications may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It may be difficult to anticipate or immediately detect such security incidents or data breaches and the damage caused as a result. Accordingly, a data breach, cyber-attack, or unauthorized access or disclosure of our information could compromise our intellectual property and reveal proprietary or confidential business information. In addition, these security incidents could also cause us to incur significant remediation costs and expenses, disrupt key business operations, subject us to liability and divert attention of management and key information technology resources, any of which could cause significant harm to our business and reputation.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, overall financial condition and operating results. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby harming our operating results and financial condition.

Natural disasters, terrorist attacks or other catastrophic events could harm our operations.

A terrorist attack aimed at our nation’s energy or telecommunications infrastructure could hinder or delay the development and sale of our products. In the event that an earthquake, terrorist attack or other man-made or natural catastrophe were to destroy any part of our facilities, or certain of our contract manufacturers’ facilities, destroy or disrupt vital infrastructure systems or interrupt our operations for any extended period of time, our business, financial condition and operating results would be harmed.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income, and tax credits to offset tax. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 and Section 383 of the Code, which could limit our ability to utilize our NOLs and tax credits. Our net operating losses and tax credits could also be impaired under state laws. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

Risks Related to our Intellectual Property

If we fail to protect our intellectual property rights, our competitive position could be harmed or we could incur significant expense to enforce our rights.

We depend on our ability to protect our proprietary technology. We rely on trade secret, patent, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States. This is likely to become an increasingly important issue as we expand our operations and product development into countries that provide a lower level of intellectual property protection. In addition, we do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims, and even if patents are issued, they may be contested, circumvented or invalidated. Moreover, the rights granted under any issued patents may not provide us with a competitive advantage, and, as with any technology, competitors may be able to develop similar or superior technologies to our own now or in the future.

Protecting against the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult, time consuming and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity or scope of the proprietary rights of others. Such litigation, whether or not resolved in our favor, could result in substantial cost and diversion of management resources, either of which could harm our business, financial condition and operating results. Such litigation could also provoke third parties to assert counterclaims against us, which could result in our need to license our intellectual property to competitors. An adverse decision in such litigation could result in the impairment or loss of portions of our intellectual property, and could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Claims by others that we infringe their intellectual property could harm our business.

Our industry is characterized by the existence of a large number of patents. In particular, many leading companies in the optical networking industry, including our competitors, have extensive patent portfolios with respect to optical communications technology. We expect that infringement claims may increase as the number of products and competitors in our market increases and overlaps in patented technology occur. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property infringement claims. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to our business or seek to invalidate the proprietary rights that we hold. Competitors may assert claims or initiate litigation or other proceedings against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights, or seeking to invalidate our proprietary rights, with respect to our products and technology. In the event that we are unsuccessful in defending against any such claims, or any resulting lawsuit or proceedings, we could incur liability for damages and/or have valuable proprietary rights invalidated.

Any claim of infringement from a third party, even those without merit, could cause us to incur substantial costs defending against such claims, and could distract our management from running our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering a particular product. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all. Alternatively, we may be required to develop non-infringing technology, which would require significant effort and expense and may ultimately not be successful. Any of these events could harm our business, financial condition and operating results. Competitors and other third parties have and may continue to assert infringement claims against our customers and sales partners. Any of these claims would require us to initiate or defend potentially protracted and costly litigation on their behalf, regardless of the merits of these claims, because we generally indemnify our customers and sales partners from claims of infringement of proprietary rights of third parties. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or sales partners, which could have an adverse effect on our business, financial condition and operating results.

If we are unable to protect the confidentiality of our unpatented proprietary information and know-how, the value of our technology and products could be adversely affected.

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We generally seek to protect this information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.

We rely on the availability of licenses for intellectual property from third parties, and if these licenses are not available to us on commercially reasonable terms, product sales and development may be delayed.

We depend on an exclusive license to certain patents and patent applications owned by the Regents of the University of Michigan for use in the telecommunications, data communications, computer and data processing industries. This license is revocable in the event that we cease to do business, fail to make the royalty payments due thereunder or commit a material breach of the agreement that is not cured within 60 days of receiving written notice thereof. In such an event, our ability to compete in the market may be diminished.

We also incorporate certain other third-party technologies, including software programs, into our products and may need to utilize additional third-party technologies in the future. However, licenses to relevant third-party technology may not continue to be available to us on commercially reasonable terms, or at all. Therefore, we could face delays in product releases or be unable to make changes to our products until alternative technology can be identified, licensed or developed, and integrated into our current products. These delays or an inability to make changes to our products, if they occur, could materially and adversely affect our business, operating results and financial condition. The inability to obtain certain licenses to third-party technology, or litigation regarding the interpretation or enforcement of license agreements and related intellectual property issues, could harm our business, operating results and financial condition.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock may be volatile.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, including the risk factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, and other factors beyond our control. Furthermore, our common stock has limited trading history, and the trading prices of the securities of technology companies have been highly volatile. Factors affecting the trading price of our common stock may include:

•	variations in our operating results;
•	announcements of technological innovations, new services or service enhancements, strategic alliances or agreements by us or by our competitors;
•	the gain or loss of customers;
•	any major changes in our board of directors or senior management;
•	recruitment or departure of key personnel;
•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;
•	market conditions in our industry, the industries of our customers and the economy as a whole;
•	sales of our common stock by our directors and executive officers or other sales of large blocks of our common stock;
•	threatened or actual litigation;

•	publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations or withdrawal of research coverage by security analysis;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC; and
•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or operating results. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our common stock. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention and resources.

Future sales of shares by existing stockholders could cause our stock price to decline.

As of December 1, 2015, we had 17,110,331 shares of common stock outstanding.  The 5,000,000 shares sold in our initial public offering were freely tradeable immediately after the offering, subject in certain instances to lock-up agreements executed in connection with the offering.  All remaining shares outstanding are currently restricted as a result of lock-up agreements with us or the underwriters of our initial public offering. The shares currently restricted as a result of lock-up agreements will be available for sale into the public market on May 11, 2016, subject in some cases to volume and other limitations.  Needham & Company, LLC may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to contractual lock-up agreements with the underwriters to sell shares prior to the expiration of such lock-up agreements.    If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline.

Some of our existing stockholders have contractual demand or piggyback rights to require us to register with the SEC shares of our common stock. If we register these shares of common stock following the expiration of the lock-up agreements, the stockholders would be able to sell those shares freely in the public market.

On November 13, 2015, we registered 3,995,085 shares of our common stock that we have issued or may issue under our equity plans. With the registration of these shares, they can be freely sold in the public market upon issuance, subject, if applicable, to the lock-up agreements described above and in some cases, to volume and other limitations. As of December 1, 2015, there were stock options to purchase 836,574 shares of our common stock and unvested restricted stock units representing 0 shares of our common stock outstanding, as well as 67,418 shares subject to outstanding warrants, which will be eligible for sale in the public market upon exercise and to the extent permitted by Rules 144 and 701 under the Securities Act.  If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

Insiders continue to have substantial control over us, which may limit our stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

As of December 1, 2015, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 30% of our outstanding common stock. As a result, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

The issuance of additional stock in connection with acquisitions or otherwise will dilute all other stockholdings.

As of December 1, 2015, we had an aggregate of 78,827,166 shares of common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to actively pursue strategic acquisitions. We may pay for such acquisitions, partly or in full, through the issuance of additional equity or convertible debt securities. Any issuance of shares in connection with our acquisitions or otherwise or the exercise of stock options issued in connection with our acquisitions would dilute the percentage ownership held by current investors.

If securities or industry analysts do not continue to publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. In addition, if one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

If we are unable to maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our annual report for the fiscal year ending September 30, 2017, provide a management report on our internal controls over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we are no longer an “emerging growth company,” as defined by the JOBS Act. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, which apply to us, may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of “blank check” convertible preferred stock that could be issued by our board of directors to thwart a takeover attempt;
•

establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;
•	provide that vacancies on the board of directors, including newly-created directorships, may be filled by a majority vote of directors then in office rather than by stockholders;
•	prevent stockholders from calling special meetings; and
•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not plan to declare cash dividends on shares of our common stock in the foreseeable future. In addition, our credit facilities currently restrict our ability to pay cash dividends while these facilities remain outstanding. For more information, see the section titled “Dividend Policy.” Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our common stock will ever exceed the price that you pay.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management are required to devote substantial time to compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur when were a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the Securities and Exchange Commission and The NASDAQ Global Market impose additional requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and we expect, will continue to increase, our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations, and the risks associated with our status as a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements, which could make our common stock less attractive to investors.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For example, we will not include all of the executive compensation related information that would be required in our periodic reports and proxy statements if we were not an emerging growth company. In addition, for so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and

•	submit certain executive compensation matters to stockholder advisory votes, such as “say on pay” and “say on frequency.”

Because of these exemptions and the other reduced disclosure obligations for emerging growth companies set forth elsewhere in this Annual Report on Form 10-K, our stock may appear less attractive to investors and could cause our stock price to decline.

Although we intend to rely on certain of the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. Also, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenue of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on March 31. If investors find our common stock less attractive as a result of our reliance on certain of the JOBS Act exemptions, there may be a less active trading market for our common stock, and our stock price may be more volatile.

Under the JOBS Act, an emerging growth company can delay adopting new or revised accounting standards until those standards would otherwise apply to private companies. We are choosing to “opt in” to such extended transition period. Therefore, we are electing to delay adoption of new or revised accounting standards, and as a result, we may choose to not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Allen, Texas, where we lease approximately 38,778 square feet of office space. We also lease office space for several international regional offices, including approximately 8,000 square feet in Harold Wood, England. We do not own any real property. We believe that our leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

For additional information regarding obligations under operating leases, see Note 15 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

In March 2015, Sycamore IP Holdings, LLC, or Sycamore, which we believe is a non-practicing entity, filed a lawsuit against us in the United States District Court for the Eastern District of Texas. In the lawsuit, Sycamore alleges our Nu-Wave Optima platform and related products infringe U.S. patent 6,952,405 B2 and is seeking injunctive relief, damages and costs. Sycamore has asserted similar claims against numerous other companies, including Adva Optical Networking Incorporated, Ericsson, EXFO Incorporated, JDS Uniphase Corporation, Menara Networks, Inc. and RAD Data Communications. We dispute any allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

In addition to the matter described above, we have become involved in various legal proceedings and are subject to claims arising in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we currently believe that the ultimate costs to resolve these matters will not have a material adverse effect on our business, results of operations, financial condition or cash flows. We may from time to time in the future become involved in legal proceedings arising in the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the NASDAQ Global Market under the symbol “XCOM” since November 12, 2015, which occurred after the end of our most recent fiscal year ended September 30, 2015. Our common stock priced at $5.00 per share in our initial public offering on November 12, 2015. Prior to that date, there was no public trading market for our common stock. As a result, we have not provided quarterly information with respect to the high and low prices of our common stock for the two most recent fiscal years. On December 1, 2015, the last reported sale price of our common stock on the NASDAQ Global Market was $5.33 per share, and there were 376 holders of record of our common stock. The actual number of holders of common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Use of Proceeds from Initial Public Offering of Common Stock

On November 17, 2015, we completed our initial public offering of 5,000,000 shares of common stock, at a price of $5.00 per share, before underwriting discounts and commissions. The offer and sale of all of the shares in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-207288), which was declared effective by the SEC on November 12, 2015. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated. Needham & Company, LLC, Cowen and Company, LLC and BMO Capital Markets Corp. acted as the underwriters. Our initial public offering generated net proceeds to us of approximately $21.3 million, after deducting underwriting discounts and direct offering expenses. Direct offering expenses incurred by us for our initial public offering were approximately $1.95 million and were recorded against the proceeds received from our initial public offering. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses.

There have been no material changes in the planned use of proceeds from our initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) dated as of November 12, 2015.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. Neither Delaware law nor our amended and restated certificate of incorporation requires our board of directors to declare dividends on our common stock. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. We do not anticipate paying cash dividends for the foreseeable future. In addition, the terms of our credit facilities currently prohibit us from paying cash dividends.

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2015, and is incorporated herein by reference.

Performance Graph

Our common stock has been listed on the NASDAQ Global Market under the symbol “XCOM” since November 12, 2015, which occurred after the end of our fiscal year ended September 30, 2015. Prior to that date, there was no public trading market for our common stock.  As a result, we have not provided a performance graph with respect to the cumulative stockholder return on our common stock in the five most recent fiscal years.

Recent Sales of Unregistered Securities

On August 25, 2015, we issued 114,679,639 shares of our Series E-3 preferred stock to approximately 36 holders of our convertible promissory notes and demand notes upon the conversion of all outstanding principal and interest under the notes. We issued the shares of Series E-3 preferred stock at $0.329 per share, for an aggregate purchase price of $37,729,601, all of which was satisfied through the cancellation of indebtedness under the notes.  Included among the notes were $4.8 million of demand notes that we sold to approximately seven existing investors in June 2015.

In September 2015, we sold 119,881 shares of our common stock to eight existing investors for an aggregate amount of $31,168 upon the exercise of outstanding warrants that were originally issued in April 2011. The exercise price of the warrants was $0.26 per share.

In the fiscal year ended September 30, 2015 an aggregate of 1,545 shares of our common stock were issued to employees, consultants and directors upon exercise of stock options under our 2011 Stock Plan and our 1999 Stock Plan for an aggregate consideration of $728.

No underwriters were involved in the foregoing sales of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Item 6. Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the fiscal years ended September 30, 2015, 2014 and 2013 and the selected consolidated balance sheet data as of September 30, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements that are included in Part II, Item 8: “Financial Statement” of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results to be expected in the future.

	Fiscal Year Ended September 30,
	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Products	$53,557	$19,838	$27,121
Services	5,114	5,160	4,796
Total revenue	58,671	24,998	31,917
Cost of revenue:
Products	46,615	14,242	24,542
Services	2,187	2,323	1,569
Total cost of revenue	48,802	16,565	26,111
Gross profit	9,869	8,433	5,806
Operating expenses:
Sales and marketing	4,463	5,059	6,346
Research and development	11,162	11,140	13,110
General and administrative	6,494	5,903	8,190
Goodwill impairment charge	—	9,019	—
Total operating expenses	22,119	31,121	27,646
Operating loss	(12,250)	(22,688)	(21,840)
Other income (expense), net	(4,329)	(3,303)	(2,757)
Loss from continuing operations before provision for income taxes	(16,579)	(25,991)	(24,597)
Income tax provision	(53)	(119)	(5)
Net loss	$(16,632)	$(26,110)	$(24,602)
Preferred dividend	(13,684)	(13,384)	(13,384)
Net loss available to common stockholders	$(30,316)	$(39,494)	$(37,986)
Loss per common share – basic and diluted	$(16.59)	$(21.77)	$(20.81)
Weighted average shares – basic and diluted	1,827,722	1,814,526	1,824,950

	As of September 30,
	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,753	$1,920	$ 2,489
Working capital(1)	(4,738)	(24,735	) (17,008)
Total assets	39,272	34,910	54,719
Current and long-term debt	12,840	39,611	32,238
Convertible preferred stock	266	151	151
Common stock	2	2	2
Paid-in capital	388,047	350,098	350,062
Accumulated deficit	(384,685)	(368,053	) (341,943)

	Fiscal Year Ended September 30,
	2015	2014	2013
Consolidated Cash Flow Data:
Cash used in operating activities	$(6,955)	$(9,278)	$(20,193)
Cash provided by (used) in investing activities	(783)	1,285	(91)
Cash provided by financing activities	7,057	7,120	18,273

(1)

Working capital of $(24,735) and $(17,008) as of September 30, 2014 and 2013, include $31,123 and $24,204, respectively, of current liabilities related to our outstanding convertible promissory notes and demand notes, which notes converted into shares of our Series E-3 preferred stock on August 25, 2015. Excluding the current liabilities related to the notes as of each such date, working capital would have been $6,388 and $7,397, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read with “Selected Consolidated Financial Data” and our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

We are a leading provider of high-capacity, cost-effective optical transport solutions, supporting the high growth in global demand for bandwidth. We sell our high-capacity optical transport solutions to telecommunications service providers, content service providers, enterprises and government entities worldwide to support their deployments of long-haul terrestrial and submarine optical cable networks. We believe that our proprietary Wise Raman optical amplification technology allows for capacity and reach performance advantages over competitive products that are based upon conventional EDFA technology.

We believe that we differentiate ourselves from our competitors through our innovative, proprietary products and our industry-leading cost-efficient operating structure. We have developed a portfolio of intellectual property with more than 180 U.S. and foreign patents and patent applications. We have operations in the United States and the United Kingdom, with an engineering team that includes industry-recognized technical experts. Our first commercial deployment was a terrestrial network in May 2004, which at 1,760 kilometers, or km, was the highest capacity and longest all-optical link in Europe at the time. We have deployed our products in 60 countries. Our revenue in a particular period is significantly impacted by several factors, including large purchases by customers and the timing of revenue recognition in relation to the shipment of products. Our focus on operational efficiency allows us to provide global reach to our customers and still maintain cost efficiencies and pricing discipline that we believe provide us with an advantage over our competitors. In particular, we emphasize upfront planning of network design to ensure compatibility with our existing solutions and product management software and to minimize product maintenance costs post-deployment.

Our customer base varies from period to period based on the mixture and timing of the solutions that we sell. Given the scale of the deployments, we typically deploy our solutions with our customers over multiple years. For the fiscal years ended September 30, 2015 and 2014, 95.6% of our revenue was generated by six customers and 88.7% of our revenue was generated by six customers, respectively.

We operate an outsourced manufacturing business model that utilizes third-party, or contract manufacturer, assembly and test capabilities. Our operational efficiency is enhanced through effective supply chain management and our variable-cost outsourced contract manufacturing model. We provide our own engineering design services, design our own test procedures and software and maintain critical optical supply relationships. We maintain a warranty liability for our products but our contract manufacturers provide service support for equipment malfunctions. We purchase substantially all of our products from three contract manufacturers. In addition, in the provision of our turnkey solutions, we purchase cable, marine operations and other ancillary products from third-party partners.

Key Trends

We believe several key trends are currently impacting the optical networking industry and our business. These trends include (1) the growth in bandwidth-intensive data services, (2) price erosion in traditional telecommunications services and (3) initiatives by content service providers, enterprises and government entities to address bandwidth requirements in the current environment. Rapidly growing demand for data traffic, such as on-demand, high definition video is reducing currently available network capacity. According to an analysis published by Cisco titled Visual Networking Index: Forecast and Methodology, 2014-2019 (May 27, 2015), monthly Internet Protocol, or IP, video traffic is forecast to grow at a compound annual growth rate, or CAGR, of 33% between 2014 and 2019 and to account for 80% of consumer traffic by 2019. As data traffic increases and available network capacity decreases, our customers will need to either add transmission capacity to existing optical networks or purchase and deploy new systems (on new or existing fibers) to keep pace with bandwidth demands. We believe that our ability to sell additional bandwidth capacity into existing networks, existing fiber and newly deployed fiber with our proprietary solutions addresses this trend. Additionally, general conditions in the telecommunications industry have created significant price pressures for telecommunications service providers in recent years. As a result, such providers are looking for ways to effectively compete in the market and maintain quality service without investing significant capital in new or upgraded networks. Our solutions allow telecommunication service providers to substantially improve the capacity of existing fiber in a cost-effective manner. Finally, the increased demand for bandwidth combined with the telecommunications service providers’ challenges meeting such increased bandwidth demand has led to non-traditional providers entering the market and developing their own private network infrastructures. We believe that these new market entrants present a growing opportunity for us to deploy what we believe to be our industry-leading reach and capacity solutions into new optical networks.

Components of Operating Results

Revenue

We derive a substantial majority of our revenue from the sale of our products. We also generate revenue from the sales of support services related to our products. Products revenue represents sales of our long-haul products, which include sales of our turnkey solutions. Services revenue consists primarily of pre-and post-implementation services for customer networking needs, including training, network planning and monitoring, on-call support, hardware and software warranties and upgrade planning. We primarily sell our products through our direct sales force, and we expect to continue generating a significant majority of our revenue from direct sales in the future. We typically sell our products through third-party distributors only when logistics or local customs regulations make doing so more efficient. Our revenue may vary significantly from period to period as a result of fluctuations in the timing of customer orders and revenue recognition in relation to the shipment of products.

We have one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we are considered a single reporting segment and operating unit structure.

We expect future products revenue to benefit from increasing network requirements for data capacity and the corresponding demand for customers to transition to more efficient and economical network infrastructures. We anticipate that product revenue from our turnkey solutions will increase in the fiscal years ending September 30, 2016 and 2017, as demand for these tailor-made solutions increases. In addition, we expect an increased need for our service support as certain of our past deployments come off warranty, therefore driving increases in service revenue.

Gross Profit

Our gross profit is affected by a variety of factors, including product mix and the average selling prices of our products. Product gross profit may be affected by increased sales of our lower-margin products; introduction of new products, including products with price-performance advantages; our ability to reduce production costs; entry into new markets, including markets with different pricing structures and cost structures, as a result of internal development or through acquisitions; or changes in distribution channels and price competition. Additionally, gross profit may be affected by the timing of revenue recognition and revenue deferrals; sales discounts; increases in material or labor costs; excess inventory and obsolescence charges; warranty costs; changes in shipment volume; loss of cost savings due to changes in component pricing; and the extent to which we successfully execute on our strategy and operating plans. Our turnkey solutions have lower margins, as we deploy third-party products and services to provide those solutions. We anticipate that turnkey solutions will represent a significant percentage of our product revenue in the fiscal years ending September 30, 2016 and 2017. Service gross profit may be impacted by various factors, such as the change in mix between various technical support services, in addition to the timing of technical support service contract initiations and renewals, including labor and partner costs.

Operating Expenses

Sales and Marketing

Sales and marketing expense primarily consists of salary and related benefit costs, including share-based compensation expense, sales commissions and marketing costs. We expect sales and marketing expense to increase in absolute dollars as we increase our sales, expand our sales resources and increase our marketing efforts. Sales commissions are adjusted based on annual sales forecasts to align commissions to target compensations. Marketing is primarily focused on industry related tradeshows, technical conferences and publications.

Research and Development

To date, research and development expense has been one of the largest components of our operating expense and primarily includes salaries, related benefit costs and share-based compensation expense for employees and consultants on our engineering and technical teams who are responsible for developing new products as well as improving existing products. We expense research and development costs as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe that they are essential to maintaining our competitive position. We have a baseline cost associated with supporting our product offerings, which we anticipate will increase significantly in absolute dollars in future periods due to development of additional features to improve our existing product platforms and the development of new products. We focus on market and customer requirements to drive research and development programs and thus believe that we can support significant revenue growth without proportional spending.

General and Administrative

General and administrative expense consists primarily of salary and related benefit costs, including share-based compensation expense and facilities costs related to our executive, finance, human resource and information technology organizations, and fees for professional services. Professional services principally consist of outside legal, audit and information technology consulting costs. We expect general and administrative expense to increase in absolute dollars but decrease as a percentage of revenue in the fiscal year ending September 30, 2016. During fiscal year ended September 30, 2016, we plan to hire additional personnel, make improvements to our accounting, information systems and compliance infrastructure and incur significant additional costs for the compliance requirements of operating as a public company, including costs associated with compliance with regulations governing public companies, increased costs of directors’ and officers’ liability insurance and higher accounting, legal, insurance and investor relations costs.

Goodwill Impairment Charge

Goodwill impairment charge consists of a write-off of goodwill in accordance with applicable accounting guidance. This guidance provides that goodwill should be evaluated annually and impaired if impairment indicators exist, such as projected losses and negative cash flows from operations.

Other Income (expense), net

Other income (expense), net includes interest expense on our debt, interest income on our cash balances, and revaluation losses or gains on foreign currency transactions.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. Note 2 to our consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the consolidated financial statements. Actual results could differ materially from the amounts reported based on these policies.

Emerging Growth Company Status

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Revenue Recognition

We recognize revenue from the sales of our products in accordance with the following criteria:

•	When persuasive evidence of an arrangement exists. Contracts and customer purchase orders are generally used to determine the existence of an arrangement.
•	When delivery has occurred. Shipping documents and customer acceptance, when applicable, are used to verify delivery.
•

When the fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

•

When collectability is reasonably assured. We assess collectability based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

Multiple element transactions are a significant component of our sales. When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element using the relative selling price allocation method, and revenue is recognized when the revenue recognition criteria for each element is met. The amount of products and services revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple elements. The selling price for each deliverable is based on vendor-specific objective evidence, or VSOE, if available, third-party evidence, or TPE, if VSOE is not available, or our best estimated selling price, or BESP if neither VSOE nor TPE are available. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligation, or subject to customer-specific return or refund privileges. VSOE of selling price is used in the selling price allocation where it exists. However, in most instances, VSOE is unavailable for our products because the product solution delivered differs for each customer. Further, substantial majority of the selling prices of each deliverable in our product solution offerings has not been consistent, and do not fall within a reasonably narrow pricing range.

Recurring services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Non-recurring services revenue is recognized upon delivery or completion of performance. Changes to the elements in an arrangement could affect the timing of the revenue recognition.

For long-term arrangements in which we are required to undertake significant production, customization or modification engineering, and reasonable and reliable estimates of revenue and cost are available, we apply the percentage-of-completion method. Utilizing the percentage-of-completion method, we recognize revenue based on the ratio of actual costs incurred to-date to total estimated costs expected to be incurred. In instances that do not meet the percentage-of-completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance. Unbilled accounts receivable, net, reflects recognized unbilled percentage-of-completion revenue. Deferred revenue reflects billings in excess of revenue recognized on these contracts. For the fiscal years ended September 30, 2015, 2014 and 2013, revenue recognized under the percentage-of-completion method was $25.8 million, $0.3 million and $0.0 million, respectively.

Our total deferred revenue was $1.1 million and $3.0 million for the fiscal years ended September 30, 2015 and 2014, respectively.

Inventory Valuation

Our inventory, net, was $10.5 million and $9.4 million as of September 30, 2015 and 2014, respectively. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Our provision for inventory obsolescence was $1.7 million and $1.1 million for the fiscal years ended September 30, 2015 and 2014, respectively. This provision for inventory obsolescence relates to inventory ordered in connection with potential customer orders that we ultimately did not receive and parts that have become obsolete over time due to minimum order quantities or excess purchases. This is typically due to products that we discontinue over time. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs and gross margin could be adversely affected.

Warranty Costs

The liability for product warranties, included in other current liabilities, was $1.7 million and $1.0 million as of September 30, 2015 and 2014, respectively. Our products are generally covered by a limited warranty for periods ranging from one to five years. We accrue for warranty costs as part of our cost of sales based on associated material cost, technical support labor cost and associated other direct costs. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

The provision for product warranties issued was $1.1 million and $0.3 million during the fiscal years ended September 30, 2015 and 2014, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross profit could be adversely affected.

Share-Based Compensation Expense

Total share-based compensation expense is summarized as follows (in thousands):

	Fiscal Year Ended September 30,
	2015	2014	2013
Total share-based compensation expense	$38	$35	$44

The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the fair value of our common stock, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected volatility, expected life, risk-free interest rate and expected dividends. Our expected volatility is primarily based on comparable stock of competitive peer public companies. We utilize the comparable stock of competitive peer public companies because of our lack of history as a public entity. The valuation of our stock options is also impacted by the actual and projected employee stock option exercise behaviors. When establishing the expected life assumptions, we use historical employee exercise behavior of option grants with similar vesting periods.

Since share-based compensation expense recognized in our consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for forfeitures. If the business conditions under which we operate change, we employ different assumptions in the application of our option-pricing model in future periods or we experience different forfeiture rates, the compensation expense that is derived may differ significantly from what we have recorded in the current year.

Recoverability of Long-Lived Assets

Goodwill

We test for impairment of goodwill at the reporting unit level. We have only one reporting unit, our consolidated results of operations, which is where discrete financial information is available and operating results are regularly reviewed by management. We assess the recoverability of the carrying value of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year using June 30 balances or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Our estimate of fair value is determined using various valuation techniques including the market approach, with the primary technique being a discounted cash flow analysis. Recoverability of goodwill and other indefinite-lived intangible assets is measured using a discounted cash flow model incorporating discount rates commensurate with the risks involved. The use of a discounted cash flow valuation model is common practice in impairment testing in the absence of available transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using a weighted average cost of capital, or WACC. The WACC considers market and industry data as well as company-specific risk factors in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in our business. Management develops cash flow projections based on industry and company-specific historical and projected data, including growth rates. Terminal value rate is determined by capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying value, impairment may exist. If the recoverability test indicates potential impairment, we then calculate an implied fair value of goodwill. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination, that is, by allocating the estimated fair value as calculated in the recoverability test to the individual assets and liabilities as if being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill, there is no impairment. If the carrying value of goodwill exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value. An impairment loss cannot exceed the carrying value of goodwill. Our evaluation of goodwill completed during the fiscal year ended September 30, 2014 resulted in an impairment write-off of $9.0 million of our goodwill balance.

Long-Lived Assets

We assess the recoverability of long-lived and amortizable intangible assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Examples of a change in events or circumstances include, but are not limited to, a decrease in the market price of the asset, a history of cash flow losses related to the use of the asset or a significant adverse change in the extent or manner in which an asset is being used. To assess the recoverability of long-lived and amortizable intangible assets, we compare the carrying amount of the asset or group of assets to the future net undiscounted cash flows expected to be generated by the asset or asset group. Long-lived and amortizable intangible assets are tested for recognition and measurement of an impairment loss at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If such assets are considered impaired, the impairment recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The development of future net undiscounted cash flow projections requires management projections related to sales and profitability trends and the remaining useful life of the asset. Projections of sales and profitability trends are the assumptions most sensitive and susceptible to change as they require significant management judgment. These projections are consistent with projections we use to manage our operations internally. When impairment is indicated, a discounted cash flow valuation model similar to that used to value goodwill, incorporating discount rates commensurate with risks associated with each asset, is used to determine the fair value of the asset to measure potential impairment. We believe the assumptions used are reflective of what a market participant would have used in calculating fair value. To the extent events or changes in circumstances result in adjusted assumptions, impairment losses may occur in future periods which may differ significantly from what we have recorded in the current year.

Income Taxes

We currently have net operating losses for which we have established reserves. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Such evaluations require significant management judgments. Valuation allowances have been established primarily on net operating loss carryforwards and other deferred tax assets in the United States, the United Kingdom and Canada. As of September 30, 2015, our federal net operating loss carryforward was $214 million, which will begin to expire in 2018.

We record accruals for income taxes and associated interest that may become payable in future years as a result of audits by tax authorities. We recognize tax benefits when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more-likely-than-not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. The actual outcome of the future tax consequence could differ from our estimate due to changes in future circumstances and may have a material impact on our consolidated results of operations, financial position or cash flows.

We have a valuation allowance for all of our deferred income tax assets and we know of no uncertainties related to income taxes.

Results of Operations

Selected Consolidated Statement of Operations Data:

	Fiscal Years Ended September 30,
	2015	2014	2013
	(in thousand)
Total revenue	$58,671	$24,998	$31,917
By Type:
Products	53,557	19,838	27,121
Services	5,114	5,160	4,796
By Geography:
Americas	55,234	14,951	19,009
EMEA	2,862	7,778	5,347
APAC	575	2,269	7,561
Cost of Revenue	48,802	16,565	26,111
By Type:
Products	46,615	14,242	24,542
Services	2,187	2,323	1,569
Gross profit	9,869	8,433	5,806
Operating expenses:
Sales and marketing	4,463	5,059	6,346
Research and development	11,162	11,140	13,110
General and administrative	6,494	5,903	8,190
Goodwill impairment charge	—	9,019	—
Total operating expenses:	22,119	31,121	27,646
Other income (expense), net	(4,329)	(3,303)	(2,757)

Selected Consolidated Statement of Operations Data, as a Percentage of Total Revenue:

	Fiscal Years Ended September 30,
	2015	2014	2013
Total revenue	100.0%	100.0%	100%
By Type:
Products	91.3%	79.4%	85.0%
Services	8.7%	20.6%	15.0%
By Geography:
Americas	94.1%	59.8%	59.0%
EMEA	4.9%	31.1%	16.8%
APAC	1.0%	9.1%	23.7%
Cost of Revenue	83.2%	66.3%	81.8%
By Type:
Products	79.5%	57.0%	76.9%
Services	3.7%	9.3%	4.9%
Gross profit	16.8%	33.7%	18.2%
Operating expenses:
Sales and marketing	7.6%	20.2%	19.9%
Research and development	19.0%	44.6%	41.1%
General and administrative	11.1%	23.6%	25.7%
Goodwill impairment charge	—	36.1%	—
Total operating expenses:	37.7%	124.5%	86.6%
Other income (expense), net	(7.4)%	(13.2)%	(8.6)%

Fiscal Year Ended September 30, 2015 Compared with Fiscal Year Ended September 30, 2014

Revenue

Total revenue for the year ended September 30, 2015 increased by $33.7 million, or 135%, to $58.7 million from $25.0 million for year ended September 30, 2014. Product revenue increased by $33.7 million, or 170%, for the year ended September 30, 2015 from the year ended September 30, 2014, primarily driven by increased sales of our products as our customers continued to deploy our solutions to meet the growing demand for higher network capacity requirements, including an increase in demand for our turnkey solutions. Of the $33.7 million increase in products revenue, $21.2 million was attributable to sales of our turnkey solutions. Services revenue was relatively flat at $5.1 million for the year ended September 30, 2015, a decrease of $0.1 million, or .9%, from $5.2 million for the year ended September 30, 2014.

Cost of Revenue

Total cost of revenue for the year ended September 30, 2015 increased by $32.2 million, or 194.6%, to $48.8 million from $16.6 million for the year ended September 30, 2014. Product cost of revenue increased by $32.4 million, or 228%, for the year ended September 30, 2015. The increase in cost of revenue was primarily due to the increase in product solution sales and the cost of producing (or procuring) the products associated with these solutions. Of the $32.4 million increase in product cost of revenue, $19.6 million was attributable to our turnkey solutions. Service cost of revenue decreased by $0.1 million, or 4.3%, for the year ended September 30, 2015 primarily as result of the timing of delivery of services to customers.

Gross Profit

Gross profit increased by $1.4 million, or 17%, to $9.9 million for the year ended September 30, 2015 from $8.4 million for the year ended September 30, 2014. Gross profit as a percentage of revenue for the years ended September 30, 2015 and 2014 was 16.8% and 33.7%, respectively. The decrease in gross profit as a percentage of revenue in 2015 as compared to 2014 was primarily driven by an increase in turnkey solution sales, which have a lower gross margin contribution rate than our other product offerings.

Operating Expenses

Research and Development

Research and development expense for the year ended September 30, 2015 was relatively flat at $11.2 million compared to $11.1 million for year ended September 30, 2014. As a percentage of revenue, research and development expense was approximately 19% and 44.6% for the year ended September 30, 2015 and 2014, respectively. The relatively flat research and development expense was primarily due to management’s maintenance of discipline on research and development and other discretionary spending.

Sales and Marketing

Sales and marketing expenses decreased by $0.6 million, or 11.8%, to $4.5 million for the year ended September 30, 2015 from $5.1 million for the year ended September 30, 2014. As a percentage of revenue, sales and marketing expenses were approximately 7.6% and 20.2% for the years ended September 30, 2015 and 2014, respectively. The decrease in sales and marketing expenses was primarily due to a reduction in commission costs as a result of higher turnkey solution sales, on which we pay lower commissions, during the year ended September 30, 2015 compared to the year ended September 30, 2014.

General and Administrative

General and administrative expenses for the year ended September 30, 2015 increased by $0.6 million, or 10%, to $6.5 million compared to $5.9 million for the year ended September 30, 2014. The increase in general and administrative expenses was primarily due to increased costs associated with preparing to become a public company. As a percentage of revenue, general and administrative expenses were 11.1% and 23.6% for the years ended September 30, 2015 and 2014, respectively.

Other Income (Expense), Net

Other expense increased by $1.0 million, or 31%, to $4.3 million for the year ended September 30, 2015 from $3.3 million for the year ended September 30, 2014. The year ended September 30, 2014 benefited from $1.4 million of other income from the sale of intangibles. Interest expense in the year ended September 30, 2015 decreased $0.5 million compared to the year ended September 30, 2014.

Fiscal Year Ended September 30, 2014 Compared with Fiscal Year Ended September 30, 2013

Revenue

Total revenue for the year ended September 30, 2014 decreased by $6.9 million, or 21.7%, to $25.0 million from $31.9 million compared to the year ended September 30, 2013. The decrease was primarily driven by decreased sales of our products due to delays from our customers who did not add capacity to existing networks as quickly as anticipated. The decrease in product revenue was partially offset by a 7.6% increase in services revenue to $5.2 million for the year ended September 30, 2014 from $4.8 million for the year ended September 30, 2013. An increased need for our service support as some of our past deployments came off warranty drove the increase in service revenue.

Cost of Revenue

Total cost of revenue for the year ended September 30, 2014 decreased by $9.5 million, or 36.6%, to $16.5 million from $26.1 million for the year ended September 30, 2013. Product cost of revenue decreased by $10.3 million, or 42%, for the year ended September 30, 2014, primarily driven by decreased sales of products due to customer delays in adding capacity to existing networks. Service cost of revenue increased by $0.8 million, or 48.1%, to $2.3 million from $1.6 million for the year ended September 30, 2013, driven by increased demand for service and support as past deployments came off warranty.

Gross Profit

Gross profit increased by $2.6 million, or 45%, for the year ended September 30, 2014 as compared to the year ended September 30, 2013. Gross profit as a percentage of revenue for the years ended September 30, 2014 and 2013 was 33.7% and 18.2%, respectively. The increase in gross profit as a percentage of revenue for the year ended September 30, 2014 as compared to the year ended September 30, 2013 was primarily driven by product mix. Also, the absence of inventory obsolescence in fiscal 2014 compared to $2.3 million of inventory obsolescence in fiscal 2013 contributed to the higher gross profit.

Operating Expense

Research and Development

Research and development expense for the year ended September 30, 2014 decreased by $2.0 million, or 15%, to $11.1 million from $13.1 million for the year ended September 30, 2013. As a percentage of revenue, research and development expense was approximately 44.6% and 41.1% for the years ended September 30, 2014 and 2013, respectively. The decrease in research and development expense was primarily due to management’s maintenance of discipline on research and development and other discretionary spending.

Sales and Marketing

Sales and marketing expenses decreased by $1.2 million, or 20.3%, to $5.1 million for the year ended September 30, 2014 from $6.3 million for the year ended September 30, 2013. As a percentage of revenue, sales and marketing expenses were approximately 20.2% and 19.9% for the years ended September 30, 2014 and 2013, respectively. The decrease in sales and marketing expenses was primarily due to the reduction of commission costs as there were less commissionable sales during the year ended September 30, 2014 as compared to the year ended September 30, 2013.

General and Administrative

General and administrative expenses decreased by $2.3 million, or 27.9%, to $5.9 million for the year ended September 30, 2014 from $8.2 million for the year ended September 30, 2013. As a percentage of revenue, general and administrative expenses were 23.6% and 25.7% for the years ended September 30, 2014 and 2013, respectively. The decrease in general and administrative expense was primarily due to the reductions in executive compensation resulting from personnel departures in 2013 and the sale of our Taiwan Subsidiary in 2013.

Goodwill Impairment Charge

Because of the existence of impairment indicators, such as our continued losses and negative cash flows from operations, we tested our goodwill balance for impairment as of June 30, 2014, the measurement date. We determined the carrying value of the goodwill exceeded its fair value at the measurement date. Accordingly, we recognized a $9.0 million goodwill impairment charge as of September 30, 2014. There was no tax benefit associated with this impairment charge.

Other Income (Expense), Net

Other income (expense), net increased by $0.5 million, or 19.8%, to $3.3 million of net expense for the year ended September 30, 2014 from $2.8 million of net expense for the year ended September 30, 2013. The increase for the year ended September 30, 2014 was primarily due to an increase in interest expense of $1.5 million for the year ended September 30, 2014 associated with an increase in our average debt balance, which was partially offset by income of $1.1 million from the sale of our discontinued business unit patents to a third-party buyer in the year ended September 30, 2014.

Quarterly Results of Operations

The following table sets forth selected unaudited quarterly consolidated statements of operations data for our eight most recently completed fiscal quarters. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for such periods. This data should be read in conjunction with the audited consolidated financial statements and the related notes included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods, and these quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(in thousands)
Revenue	$15,019	$16,170	$14,117	$13,365	$6,477	$11,192	$5,762	$1,567
Gross profit	888	1,088	4,314	3,579	517	5,859	1,601	456
Operating expenses	6,219	5,173	5,166	5,561	14,271	5,511	5,551	5,788
Net income (loss)	(6,556)	(4,611)	(2,221)	(3,244)	(14,996)	390	(5,280)	(6,224)

Variability of Quarterly Results

Our operating results fluctuate from quarter to quarter as a result of a variety of factors, many of which are outside of our control. These factors can include fluctuations in demand for our solutions, reductions in customers’ budgets for purchase and delays in their purchasing cycles, order cancellations, reductions or delays, the timeliness of our customers’ payments and general economic conditions. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations with respect to long-term future revenue and global customers. As a result, our historical results should not be considered a reliable indicator of our future results of operations. For additional information on matters that may affect our quarterly results, see the section titled “Risk Factors—Our operating results may fluctuate significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.”

Liquidity and Capital Resources

We have incurred net losses since our inception. For the fiscal years ended September 30, 2015 and 2014, we had a net loss of $16.6 million and $26.1 million, respectively. As of September 30, 2015, we had an accumulated deficit of $384.7 million.

In November 2015, we completed our initial public offering in which we issued and sold 5,000,000 shares of our common stock at a public offering price of $5.00 per share. We received net proceeds of $21.3 million after deducting underwriting discounts and commissions and other direct offering expenses, which were available for general corporate purposes. Upon completion of the Company’s initial public offering we paid down the revolving line of credit facility and used $7.5 million of the proceeds received from the public offering.  The remaining proceeds will be used to fund the working capital requirements of the Company.  As of November 30, 2015, we had $9.9 million in cash and cash equivalents.

Prior to our initial public offering, our primary sources of liquidity were private sales of equity and borrowings from investors and financial institutions which supplemented cash from operations. In addition, we have a $12.5 million revolving credit facility that we utilize for working capital needs and to satisfy other contractual obligations and at September 30, 2015, under the terms of the agreement we could have borrowed $6.7 million based on our available collateral. As of September 30, 2015, we had $1.8 million of cash and cash equivalents, excluding $1.3 million of restricted cash, and $12.8 million of debt.

As a result of the completion of our initial public offering in November 2015, we believe we have the available resources to meet our liquidity requirements, including debt service, for the next twelve months. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings, reducing or delaying capital expenditures, seeking additional capital or seeking to restructure or refinance our indebtedness. There can be no assurance that we will be able to generate sufficient cash flows to meet our liquidity requirements, or that we will be able to maintain our ability to borrow under our revolving credit facility. See the “Risk Factors” section of this Annual Report on Form 10-K.

	For the Fiscal Year Ended September 30,
	2015	2014	2013
	(In thousands)
Cash used in operating activities	$(6,955)	$(9,278)	$(20,193)
Cash provided by (used in) investing activities	(783)	1,285	(91)
Cash provided by financing activities	7,057	7,120	18,273
Changes in operating assets and liabilities	(2,778)	(6,483)	(5,555)

Cash Flows

Cash and cash equivalents as of September 30, 2015 were $1.8 million, which was a decrease of $0.2 million from September 30, 2014. Cash and cash equivalents as of September 30, 2014 were $1.9 million, which was a decrease of $0.6 million from September 30, 2013.

Net Cash Used in Operating Activities

Cash flow used in operating activities decreased $2.3 million to a cash outflow of $6.9 million for the fiscal year ended September 30, 2015 compared to a cash outflow of $9.3 million for the year ended September 30, 2014. The decrease in operating cash outflows was primarily due to stronger revenue performance leading to a reduced net loss and the change in operating assets and liabilities of $2.8 million. Net loss decreased to $16.6 million during the fiscal year ended September 30, 2015 compared with $26.1 million for the fiscal year ended September 30, 2014.

Cash flow used in operating activities decreased $10.9 million to a cash outflow of $9.3 million for the fiscal year ended September 30, 2014 from a cash outflow of $20.2 million for the fiscal year ended September 30, 2013. The decrease in operating cash flow used was favorably impacted by the change in operating assets and liabilities of $6.5 million. Net loss increased to $26.1 million during the fiscal year ended September 30, 2014 compared with $24.6 million for the fiscal year ended September 30, 2013.

Net Cash Provided by/Used in Investing Activities

Net cash provided by investing activities decreased to a cash outflow of $0.8 million during the fiscal year ended September 30, 2015 compared to a cash inflow of $1.3 million during the fiscal year ended September 30, 2014. Net cash provided by investing activities decreased primarily due to an increase in capital expenses of $0.5 million and a reduction in cash proceeds from the sale of intangibles compared to the fiscal year ended September 30, 2014, in which we received cash proceeds of $1.4 million from the sale of intangibles.

Net cash provided by investing activities increased to a cash inflow of $1.3 million for the fiscal year ended September 30, 2014 from a cash outflow of $0.1 million for the fiscal year ended September 30, 2013. Net cash provided by investing activities increased primarily due to the sale of certain business patents to a third-party buyer in the fiscal year ended September 30, 2014.

Our cash outflow for capital expenditures was $1.2 million, $0.6 million and $1.8 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. Capital expenditures were primarily related to major replacements of equipment and various investments to reduce future operating costs.

Net Cash Provided by/Used in Financing Activities

Net cash provided by financing activities decreased to a cash inflow of $7.0 million for the fiscal year ended September 30, 2015 compared to a cash inflow of $7.1 million during the fiscal year ended September 30, 2014. The decrease was primarily due to a net change of $16.0 million of debt repayment during the fiscal year ended September 30, 2015, partially offset by new borrowings of $15.5 million.

Net cash provided by financing activities decreased to a cash inflow of $7.1 million for the fiscal year ended September 30, 2014 compared to a cash inflow of $18.3 million for the fiscal year ended September 30, 2013. The decrease primarily related to reductions in new borrowings of $23.3 million, and the net repayments of debt of $12.2 million in the fiscal year ended September 30, 2014 as compared to the fiscal year ended September 30, 2013.

Debt and Other Obligations

Long-term debt consists of the following:

	As of September 30,
	2015	2014
	(In thousands)
Demand loan	$—	$2,000
Bridge loan	—	26,969
Term loan	6,129	7,532
Line of credit	6,710	3,110
	12,839	39,611
Less current maturities	(10,707)	(33,482)
Total long-term debt	$2,133	$6,129

In June 2015, we obtained a $4.8 million demand loan from certain stockholders. The demand loan bore interest at 12% per annum, was payable upon demand at any time on or after July 1, 2015 and would have matured on October 31, 2015. The notes issued in consideration of the loan were subordinated to the interests of our credit facilities with our senior lenders and could be exchanged upon the holder’s election for convertible promissory notes in an amount equal to the aggregate outstanding principal and accrued but unpaid interest on the exchanged notes. On August 25, 2015, the demand notes were cancelled in exchange for the issuance of shares of our Series E-3 preferred stock. Prior to the cancellation of the demand notes, the notes were amended to provide that they would automatically convert into shares of our equity securities at the option of the holders of at least seventy-five percent of the outstanding principal and interest of the demand notes on terms mutually agreed upon by such holders and us. There was no outstanding balance on the notes at September 30, 2015.

In June 2014, we obtained a $2.0 million demand loan from certain stockholders. The demand loan bore interest at 12% per annum, was payable upon demand at any time on or after July 15, 2014 and matured on February 12, 2015. The notes issued in consideration of the loan were subordinated to the interests of our credit facilities with our senior lenders and holders of such notes that also participated in the 2015 demand note financing who may, at their election, exchange their demand notes for notes in the form issued in connection with the 2015 demand note financing. On August 25, 2015, the demand notes were cancelled in exchange for the issuance of shares of our Series E-3 preferred stock. Prior to the cancellation of the demand notes, the notes were amended to provide that they would automatically convert into shares of the our equity securities at the option of the holders of at least seventy-five percent of the outstanding principal and interests of the demand notes on terms mutually agreed upon by such holders and us. There was no outstanding balance on the notes at September 30, 2015.

Between December 2012 and April 2014, we obtained a bridge loan from certain stockholders and issued an aggregate of $27.0 million of convertible promissory notes. At the option of the holders of two-thirds of the principal of such notes, the notes would automatically convert into our equity securities on terms mutually agreed upon by the note holders and us at the time of such conversion. The notes bore interest at 6% per annum, but did not require monthly principal and interest payments. The notes were subordinated to the interests of our senior lenders. On August 25, 2015, the convertible promissory notes were cancelled in exchange for the issuance of shares of our Series E-3 preferred stock. There was no outstanding balance on the notes at September 30, 2015.

In May 2011, we entered into a venture loan and security agreement with Horizon Technology Finance Corporation, or Horizon, that provided for an initial term loan of up to $10.0 million, an option for an additional term loan of up to $2.0 million, and our issuance to Horizon of a warrant to purchase shares of our preferred stock, which upon completion of our initial public offering, is now exercisable for 37,832 shares of our common stock. Our obligations under the loan and security agreement are secured by a security interest on all of our assets. The loan and security agreement contains customary events of default and non-financial covenants, including covenants limiting our ability to incur liens, dispose of assets, pay dividends or make other distributions to holders of our equity securities, merge with or acquire other entities, incur debt, and make investments, in each case subject to certain exceptions. The loan and security agreement does not require us to comply with any financial covenants. The initial term loan bore interest at 11.5% per annum, matured on December 1, 2014, and required interest only payments through June 1, 2012 and principal and interest payments thereafter. The warrant expires on May 10, 2021 or, if earlier, five years after the closing of our initial public offering. A $2.0 million outstanding balance due to Horizon Technology Finance Corporation was repaid using a portion of the proceeds from the initial term loan. We exercised our option to draw down the additional $2.0 million term loan in December 2011. The additional term loan bore interest at 11.5% per annum, matured on July 1, 2015 and required interest-only payments through January 1, 2013 and principal and interest payments thereafter. Based on their relative fair values at issuance, $8.8 million of the proceeds was allocated to the initial term loan and $1.2 million to the warrant. The relative fair value of the warrant, which was determined using the Black Scholes Option pricing model, was recorded as additional paid-in-capital and reduced the carrying value of the loan. The warrant was amortized to interest expense over the term of the loan using the effective interest method.

In March 2014, we modified our agreement with Horizon Technology Finance Corporation to combine the two term loans, change the interest rate, revise the repayment schedule amount and extend the maturity date. The modified term loan bears interest at 12.5% per annum and matures on December 31, 2016. The modification added an additional nominal payment at the end of the debt term. We may, at our option, prepay the borrowings by paying Horizon a prepayment premium. No other changes were made to the terms of the debt. The fees paid for the modification are being amortized as an adjustment of interest expense using the interest method. At September 30, 2015 the unamortized warrants were approximately $0.0 million, and the outstanding balance of the loan totaled $6.1 million.

In June 2010, we obtained a $7.5 million revolving line of credit facility from a bank. Borrowings under this line of credit bore interest at a per annum rate equal to the greater of (i) 4.25% and (ii) the prime rate plus 3.25%. All borrowings were collateralized by our receivables and inventory. The outstanding balance on the line of credit was $3.1 million at September 30, 2014. The facility expired on January 1, 2015, and we elected to obtain a new line of credit facility from another bank.

In January 2015, we entered into a loan and security agreement with Square 1 Bank that provides for a line of credit of up to $12.5 million. The line of credit matures on January 15, 2016. Borrowings under the line of credit bear interest at a per annum rate equal to the greater of (i) 7.0% and (ii) the prime rate plus 3.5%. Our obligations under the loan and security agreement are secured by a security interest on all of our assets. Horizon agreed to subordinate its obligations to those of Square 1 Bank under this facility. The outstanding balance on the line of credit was $6.7 million at September 30, 2015, and $1.9 million was available for borrowing based on the borrowing base at September 30, 2015. The loan and security agreement contains customary conditions to borrowing, events of default, and covenants, including covenants limiting our ability to merge or consolidate with other entities, acquire or dispose of assets, make investments, incur debt, and pay dividends, in each case subject to certain exceptions. One financial covenant requires us to maintain a minimum adjusted cash flow. As of September 30, 2015, we were in compliance with the terms of the revolving line of credit facility. Concurrently with entering into the loan and security agreement, we issued to Square 1 Bank a warrant to purchase shares of our preferred stock, which upon completion of our initial public offering, is now exercisable for 29,586 shares of our common stock. The warrant expires on the tenth anniversary of its date of issuance. The relative fair value of the warrants of $0.3 milliion, which was determined using the Black Scholes Option pricing model, was recorded as additional paid-in-capital and reduced the carrying value of the line of credit. The warrants are being amortized to interest expense over the term of the line of credit.

Contractual Debt and Cash Obligations

The following table sets forth our fixed contractual debt and cash obligations as of September 30, 2015.

		Expiration per Period
	Total	Less Than 1 Year	Years 1-2	Years 3-5	More than 5 Years
	(In thousands)
Fixed Contractual Debt and Cash Obligations
Loan facilities	$12,840	$10,707	$2,133	$—	$—
Interest payments on debt(1)	555	512	43	—	—
Operating leases	3,690	673	1,201	976	840
Capital leases	446	118	212	116	—
Purchase obligations	9,500	9,500	—	—	—
Fixed contractual debt and cash obligations	$27,031	$21,510	$3,589	$1,092	$840

(1)	Future interest expense is calculated using the rate in effect on October 1, 2015.

Off-Balance Sheet Arrangements

During the fiscal year ended September 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance, or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

JOBS Act

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenue is less than $1.0 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•	the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;
•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and
•

the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (a) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, and (b) has been required to file annual and quarterly reports under the Securities Exchange Act of 1934 for a period of at least 12 months and (c) has filed at least one annual report pursuant to the Securities Act of 1934.

Under this definition, we are an “emerging growth company” and could remain an emerging growth company until as late as September 30, 2020.

As an “emerging growth company” we have chosen to rely on such exemptions and are therefore not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

The substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain revenue and operating costs in other currencies and are therefore subject to foreign currency risks, particularly fluctuations in exchange rates for the Canadian dollar, British pound and Euro. The effect of an immediate 10% adverse change in exchange rates on foreign denominated transactions as of September 30, 2015 and 2014 would have resulted in a total net loss in the period of approximately $17.1 million and $26.7 million, respectively. To date, we have not entered into any hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents and short and long-term restricted cash totaling $3.0 million and $3.6 million at September 30, 2015 and September 30, 2014, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Our earnings and cash flows from operations may be exposed to changes in interest rates because of the floating rate of interest in our term loan and line of credit. See footnote 9 to our Consolidated Financial Statements for information relating to the term loan and line of credit. A 100 basis point (1%) increase in interest rates would increase our interest expense by approximately $0.2 million.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-29 of this Annual Report on Form  10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2015, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2015, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2015, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2015, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended September 30, 2015, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents Filed with Report:

Consolidated Balance Sheets as of September 30, 2015 and 2014
Consolidated Statements of Operations for the Fiscal Years Ended September 30, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Loss for the Fiscal Years Ended September 30, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended September 30, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Fiscal Years Ended September 30, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
(b)	Exhibits.

The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xtera Communications, Inc.

Date: December 16, 2015	By:	/s/ Jon R. Hopper
Jon R. Hopper
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jon R. Hopper and Paul J. Colan, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ Jon R. Hopper	President, Chief Executive Officer and Director (Principal Executive Officer)	December 16, 2015
Jon R. Hopper

/s/ Paul J. Colan	Chief Financial Officer (Principal Financial and Accounting Officer)	December 16, 2015
Paul J. Colan

/s/ Jon W. Bayless	Chairman of the Board of Directors	December 16, 2015
Jon W. Bayless

/s/ Clinton W. Bybee	Director	December 16, 2015
Clinton W. Bybee

/s/ Barry A. Fromberg	Director	December 16, 2015
Barry A. Fromberg

/s/ Clifford H. Higgerson	Director	December 16, 2015
Clifford H. Higgerson

/s/ Kevin J. Martin	Director	December 16, 2015
Kevin J. Martin

/s/ John McLaren	Director	December 16, 2015
John McLaren

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Xtera Communications, Inc.

We have audited the accompanying consolidated balance sheets of Xtera Communications, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xtera Communications, Inc. and subsidiaries as of September 30, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Dallas, Texas

December 16, 2015

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of September 30,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$1,753	$1,920
Restricted cash	1,120	1,155
Accounts receivable, net	6,580	7,588
Unbilled receivables	6,119	1,080
Inventories, net	10,540	9,374
Deferred cost	780	595
Prepaid expenses and other current asset	1,185	527
Total current assets	28,077	22,239
Property and equipment, net	3,399	3,463
Restricted cash	152	495
Intangible assets, net	7,554	8,632
Other assets	90	81
Total assets	$39,272	$34,910
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,589	$3,307
Accrued compensation and employee benefits	760	784
Deferred revenue	1,058	2,995
Warranty reserve	1,735	978
Notes payable, related party	—	20,934
Current portion of long-term debt	10,707	12,548
Other accrued liabilities	4,966	5,428
Total current liabilities	32,815	46,974
Long-term debt less current portion	2,133	6,129
Other long-term liabilities	631	10
Total liabilities	35,579	53,113
Commitments and contingencies
Stockholders’ equity (deficit)
Series A-3 convertible preferred stock (liquidation value of $78,381 as of September 30, 2015, and $74,930 as of September 30, 2014), $0.001 par value, 40,500,000 shares authorized (2015 and 2014: 39,663,482 issued and outstanding)	40	40
Series B-3 convertible preferred stock (liquidation value of $121,642 as of September 30, 2015, and $116,301 as of September 30, 2014), $0.001 par value, 39,500,000 shares authorized (2015 and 2014: 38,589,303 issued and outstanding)	39	39
Series C-3 convertible preferred stock (liquidation value of $54,055 as of September 30, 2015, and $52,193 as of September 30, 2014), $0.001 par value, 25,000,000 shares authorized (2015 and 2014: 19,081,778 issued and outstanding)	19	19
Series D-3 convertible preferred stock (liquidation value of $79,251 as of September 30, 2015, and $76,521 as of September 30, 2014), $0.001 par value, 60,000,000 shares authorized (2015 and 2014: 52,509,212 issued and outstanding)	53	53
Series E-3 convertible preferred stock (liquidation value of $151,215 as of September 30, 2015), $0.001 par value, 120,000,000 authorized (2015: 114,679,639 issued and outstanding and 2014: 0 issued and outstanding)	115	—
Common Stock, $0.001 par value, 395,000,000 shares authorized (2015: 1,936,056 shares issued and outstanding and 2014 : 1,814,630 shares issued and outstanding)	2	2
Additional paid-in-capital	388,047	350,098
Accumulated deficit	(384,685)	(368,053)
Accumulated other comprehensive loss, net	63	(401)
Total stockholders’ equity (deficit)	3,693	(18,203)
Total liabilities and stockholders’ equity	$39,272	$34,910

The accompanying notes are an integral part of these consolidated financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data

	Fiscal Years Ended September 30,
	2015	2014	2013
Revenue:
Products	$53,557	$19,838	$27,121
Services	5,114	5,160	4,796
Total revenue	58,671	24,998	31,917
Cost of revenue:
Products	46,615	14,242	24,542
Services	2,187	2,323	1,569
Total cost of revenue	48,802	16,565	26,111
Gross profit	9,869	8,433	5,806
Operating expenses:
Sales and marketing	4,463	5,059	6,346
Research and development	11,162	11,140	13,110
General and administrative	6,494	5,903	8,190
Goodwill impairment charge	—	9,019	—
Total operating expense	22,119	31,121	27,646
Operating loss	(12,250)	(22,688)	(21,840)
Other income (expense):
Interest expense	(2,471)	(3,190)	(2,428)
Interest expense, related party	(1,329)	(1,159)	(375)
Interest income	2	2	29
Foreign exchange gain (loss)	(540)	(196)	131
Other income (expense)	9	1,240	(114)
Total other expense	(4,329)	(3,303)	(2,757)
Loss before income taxes	(16,579)	(25,991)	(24,597)
Income tax provision	(53)	(119)	(5)
Net loss	$(16,632)	$(26,110)	$(24,602)
Preferred dividend	(13,684)	(13,384)	(13,384)
Net loss available to common stockholders	$(30,316)	$(39,494)	$(37,986)
Loss per common share – basic and diluted	$(16.59)	$(21.77)	$(20.81)
Weighted average shares – basic and diluted	1,827,722	1,814,526	1,824,950

The accompanying notes are an integral part of these consolidated financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal Years Ended September 30,
	2015	2014	2013
Net loss	$(16,632)	$(26,110)	$(24,602)
Other comprehensive income (loss), net of tax:
Foreign currency translation	464	89	(162)
Total comprehensive loss, net of tax	$(16,168)	$(26,021)	$(24,746)

The accompanying notes are an integral part of these consolidated financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and share data)

	As of September 30,
	2015		2014		2013
	Shares Outstanding	Amount	Shares Outstanding	Amount	Shares Outstanding	Amount
Series A-3 convertible preferred stock
Balance as of the beginning of the period	39,663,482	$40	39,663,482	$40	39,663,482	$40
Issuance of preferred stock	—	—	—	—	—	—
Balance as of the end of the period	39,663,482	$40	39,663,482	$40	39,663,482	$40
Series B-3 convertible preferred stock
Balance as of the beginning of the period	38,589,303	$39	38,589,303	$39	38,589,303	$39
Issuance of preferred stock	—	—	—	—	—	—
Balance as of the end of the period	38,589,303	$39	38,589,303	$39	38,589,303	$39
Series C-3 convertible preferred stock
Balance as of the beginning of the period	19,081,778	$19	19,081,778	$19	19,081,778	$19
Issuance of preferred stock	—	—	—	—	—	—
Balance as of the end of the period	19,081,778	$19	19,081,778	$19	19,081,778	$19
Series D-3 convertible preferred stock
Balance as of the beginning of the period	52,509,212	$53	52,509,212	$53	52,509,212	$53
Issuance of preferred stock	—	—	—	—	—	—
Balance as of the end of the period	52,509,212	$53	52,509,212	$53	52,509,212	$53
Series E-3 convertible preferred stock
Balance as of the beginning of the period	—	$—	—	$—	—	$—
Issuance of preferred stock	114,679,639	115	—	—	—	—
Balance as of the end of the period	114,679,639	$115	—	$—	—	$—
Common stock
Balance as of the beginning of the period	1,814,630	$2	1,814,290	$2	1,856,134	$2
Exercise of stock option	1,545	—	340	—	2,616	—
Shares repurchased, canceled and retired	—	—	—	—	(44,460)	—
Issuance of common stock	119,881	—	—	—	—	—
Balance as of the end of the period	1,936,056	$2	1,814,630	$2	1,814,290	$2
Additional paid-in-capital
Balance as of the beginning of the period		$350,098		$350,062		$350,019
Exercise of stock options		1		1		—
Shares repurchased, canceled and retired		—		—		(1)
Issuance of common stock		31		—		—
Issuance of E-3 convertible preferred stock		37,615		—		—
Issuance of warrants		264		—		—
Amortization of share-based compensation		38		35		44
Balance as of the end of the period		$388,047		$350,098		$350,062
Accumulated deficit
Balance as of the beginning of the period		$(368,053)		$(341,943)		$(317,341)
Net loss		(16,632)		(26,110)		(24,602)
Balance as of the end of the period		$(384,685)		$(368,053)		$(341,943)
Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		$(401)		$(490)		$(328)
Foreign currency translation		464		89		(162)
Balance as of the end of the period		$63		$(401)		$(490)
Total stockholders’ equity (deficit)		$3,693		$(18,203)		$7,782

The accompanying notes are an integral part of these consolidated financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended September 30,
	2015	2014	2013
Operating Activities:
Net loss	$(16,632)	$(26,110)	$(24,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,687	2,543	2,426
Goodwill impairment charge	—	9,019	—
Provision for inventory obsolescence	1,679	1,100	2,300
Provision for bad debts	—	(286)	154
Warranty provision	1,062	312	487
Share-based compensation	38	35	44
Interest expense	218	253	345
(Gain) loss on disposition of assets	—	(1,055)	245
(Gain) loss on disposal of property and equipment	(9)	19	(23)
Changes in operating assets and liabilities
Accounts receivable	849	854	804
Unbilled accounts receivable	(5,039)	1,914	3,529
Inventories	(2,845)	3,519	(4,079)
Deferred costs	(185)	314	(612)
Prepaid expenses and other assets	(693)	97	23
Accounts payable	10,359	(5,945)	(888)
Other accrued liabilities	3,473	2,466	(487)
Deferred revenue	(1,917)	1,673	141
Net cash used in operating activities	(6,955)	(9,278)	(20,193)
Investing Activities:
Changes in restricted cash	377	544	55
Proceeds from disposition of assets	—	1,350	1,650
Proceeds from disposition of property and equipment	—	—	20
Purchases of property and equipment	(1,160)	(609)	(1,816)
Net cash provided by (used in) investing activities	(783)	1,285	(91)
Financing Activities:
Repayment of debt	(35,292)	(19,736)	(31,936)
Proceeds from debt	37,535	21,756	26,339
Proceeds from issuance of bridge loan	4,800	950	7,085
Proceeds from issuance of bridge loan, related party	—	4,150	16,784
Payment of capital lease obligations	(18)	—	—
Proceeds from issuance of common stock	31	—	—
Proceeds from stock option exercises	1	—	1
Net cash provided by financing activities	7,057	7,120	18,273
Effect of exchange rate changes on cash	514	304	(137)
Net decrease in cash and cash equivalents	(167)	(569)	(2,148)
Cash and cash equivalents at beginning of year	1,920	2,489	4,637
Cash and cash equivalents at end of year	$1,753	$1,920	$2,489
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,285	$1,480	$1,600
Cash paid for income taxes	$39	$24	$5
Noncash investing and finance activities:
Issuance of warrants	$264	$—	$—
Debt conversion to preferred shares	$37,730	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF BUSINESS

Description of the Company

Xtera Communications, Inc. (“Xtera”), a Delaware Corporation, was founded in January, 1998.  Xtera is a leading provider of high-capacity, cost-efficient optical transport solutions, supporting the high growth in global demand for bandwidth.  Xtera sells its high-capacity optical transport systems to telecommunications service providers, content source providers, enterprises and government entities worldwide to support their deployments of long-haul terrestrial and submarine optical cable networks.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the financial position and results of operations of Xtera and its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements have been prepared with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the results of operations.  Actual results could differ from those estimates. Significant estimates and assumptions relate to the net realizability of accounts receivable, the estimate for future warranty claims, impairments of goodwill, intangible assets and other long-lived assets, share-based compensation and inventory reserves.

Going-Concern

As shown in the accompanying financial statements, the company has recurring losses and negative cash flows from operations.  Over the past year, the company has funded its operations through a combination of shareholder loans, bank debt, draw down on its line of credit and sale of preferred stock.  As of September 30, 2015, and 2014, the company’s current liabilities exceed its current assets by $4.7 and $24.7 million, respectively.  These factors raise substantial doubt about the company’s ability to continue as a going concern.  During the fiscal year ended September 30, 2015, the company expanded its sales force to focus on product solutions including focus on additional turnkey projects.  Management believes this expanded sales force will allow the company to attract new customers and leverage relationships with existing customers resulting in improved operating margins and cash flows from operations.  There can be no assurance that the company’s actions will be successful in improving margins and cash flows.  Subsequent to year end, the company closed an initial public offering that raised net proceeds of $21.28 million.  See footnote 21 for details.  The additional equity raised in this transaction significantly improves the company’s overall financial position and alleviates the substantial doubt about the entity’s ability to continue as a going concern as of September 30, 2015. Accordingly, the accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Foreign Currency Translation and Transactions

The functional currency for the Company’s foreign subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the United States Dollar (“U.S. Dollar”) have been translated into U.S. Dollars.  All assets and liabilities of foreign operations are translated into U.S. Dollars using year-end exchange rates, and the statement of operations is translated at average exchange rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive loss in shareholders’ equity.

For all non-functional currency account balances, the re-measurement of such balances to the functional currency will result in either a foreign exchange transaction gain or loss which is recorded in Foreign exchange gain (loss) in the same period that the re-measurement occurred.

Cash and Cash Equivalents

Cash and cash equivalents include cash deposits in banks and highly-liquid investments with original maturities of three months or less. Xtera places its temporary cash investments with high credit quality financial institutions. The majority of cash deposits and temporary cash investments are not covered by available depository insurance. The Company has not experienced any losses in such accounts.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Restricted Cash

Restricted cash represents money market funds held by certain banks. Balances are classified between current and non-current assets based on the expiration dates of the performance bond agreements. At September 30, 2015, restricted cash of $1.3 million is collateral for various performance bonds in various geographical locations. In each case the cash is held in custody by the issuing bank and is restricted to withdrawal or use.

Accounts Receivable

Accounts receivable, representing amounts due from customers, are generally unsecured and are stated at the amount the Company expects to collect. Interest is generally not charged on overdue receivables. Unbilled receivables represent revenue amounts earned for which the appropriate revenue criteria have been met, but have not yet been billed because of contractual payment terms. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic considerations.  If a customer's financial condition changes, the Company may be required to record an additional allowance for doubtful accounts for that customer, which could negatively affect its results of operations. Based on management’s assessment, the Company recorded an allowance for uncollectible receivable amounts of approximately $0.0 million, $(0.3) million and $0.2 million in 2015, 2014 and 2013, respectively. All receivables recorded for the years ended September 30, 2015 and 2014 are fully collectible, an accordingly, no allowance has been recorded.

Inventories

Inventories consist of component materials and finished goods, which are valued at the lower of cost or market. The cost of inventories is determined using the first-in, first-out method.  Market value is based upon an estimated selling price reduced by the estimated cost of disposal. The determination of market value involves numerous judgments including estimated average selling prices based on recent sales volumes, industry trends, existing customer orders, current contract price, future demand and pricing for its products and technological obsolescence of the Company’s products.  Inventory that is obsolete or in excess of the Company’s forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand and included in cost of revenues. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company recorded a provision for inventory obsolescence of approximately $1.7 million, $1.1 million and $2.3 million in 2015, 2014 and 2013, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization of property, plant and equipment is calculated on a straight-line basis over the estimated service lives of the assets. Estimated service lives are as follows:

Computer software	3 years
Fixtures and equipment	3 to 7 years
Leasehold improvements	6 to 7 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the remaining term of the related lease.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets include property and equipment and intangible assets. The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset, or (4) current period operating or cash flow loss combined with previous losses or projected future losses. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future undiscounted net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no impairments of long-lived assets during the years ended September 30, 2015, 2014 and 2013.

Estimated weighted average amortization periods are as follows:

Customer related intangibles	6.4 years
Developed technology	15.4 years

Goodwill

Goodwill is recorded when the price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The Company evaluates the carrying value of goodwill during the fourth quarter of each fiscal year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company estimates of fair value of its reporting unit, generally the Company’s consolidated results of operations, is determined through consideration of various valuation techniques including the market approach, the cost approach and income approach.  The fair value of the reporting unit was determined through use of the net asset value method, a form of the cost approach.  In this method, the fair value of the reporting unit is determined by calculating the fair value of the Company’s assets, both tangible and intangible, as well as the company’s operating liabilities.  The income approach method was not used due to the difficulty in projecting future cash flows for the reporting unit.  Given the reporting unit’s recent financial performance, the market approach was not used due to the lack of comparability with guideline public companies and recent transactions in the industry.  If the calculated fair value is less than the current carrying value, impairment may exist. To determine the amount of goodwill impairment the implied fair value of goodwill must be calculated and compared to the book value of goodwill. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. In calculating the implied fair value of goodwill, the fair value of the Company is allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during the year ended September 30, 2014 resulted in the impairment of the goodwill balance. See footnote 7 for details.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is reasonably assured. Customer purchase agreements and customer purchase orders are generally used to determine the existence of an arrangement.  Delivery does not occur until products have been shipped or services have been provided to the customer and title and risk of loss have transferred to the customer. The Company assesses whether the priced is fixed and determinable based on the payment term associated with the transaction and whether the sales price is subject to refund or adjustment.  Collectability is assessed primarily on the creditworthiness of the customer as determined by the Company as well as the customer’s payment history.  Revenue for maintenance services is deferred and recognized ratably over the period during which the services are performed up to three years.  Shipping charges billed to customers are included in revenue.  The related shipping costs are included in cost of revenue.  The Company also provides for estimated costs that may be incurred for product warranties and for sales returns. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled.  Revenue is recognized net of cash discounts and sales tax.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Contracts for optical network solutions often involve multiple deliverables which may include any combination of products or services. A typical optical network solution will include a combination of hardware, software and turnkey solutions as well as installation services and training.  Revenue under multiple element arrangements is separated into more than one unit of accounting if all of the following criteria are met:

•	The delivered item(s) has value to the client on a stand-alone basis;
•

If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.

The Company allocates revenue to each element in its multiple element arrangement based upon their relative selling prices.  The Company determines the selling prices for each deliverable based on a selling price hierarchy. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or the Company’s best estimated selling price (“BESP”) if neither VSOE nor TPE are available.  The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

VSOE of selling price is used in the selling price allocation where it exists. However, in most instances, VSOE is unavailable for the Company’s products because the product solution delivered differs for each customer. Further, substantial majority of the selling prices of each deliverable in our product solution offerings has not been consistent, and do not fall within a reasonable narrow pricing range.

The Company’s product solutions contain significant elements of proprietary technology and the solution offered differs substantially from that of the competitors. Also, the Company’s product offerings contain a significant level of configuration unique to a specific customer installation and network which will not generally be interchangeable with a third party product solution. Furthermore, the Company is unable to legally and reliably determine what similar competitor products’ selling prices are on a standalone basis. Therefore, it is typically difficult to obtain the reliable standalone competitive pricing necessary to establish TPE.

Instances where established VSOE or reliable TPE is unavailable for the Company products, the Company uses BESP in its allocation of arrangement consideration. VSOE is unavailable for the Company products because the product solution delivered differs for each customer. In addition, reliable TPE does not exist because our product solution is configured to comply with a pre-defined set of customer specific criteria which largely will not be interchangeable with a third party product solution. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, cost of production, market conditions, competitive landscape, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.

The Company applies the percentage-of-completion method to long-term arrangements where it is required to undertake significant production, customization or modification engineering, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage-of-completion method, the Company recognizes revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage-of-completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance. Unbilled percentage-of-completion revenues recognized are included in unbilled receivables. Billings in excess of revenues recognized on these contracts are recorded within deferred revenue.  The percentage of revenue recognized using the percentage-of-completion method for the fiscal years ended September 30, 2015, 2014 and 2013 was 43.9%, 1.6% and 0.0%, respectively.

The Company’s primary service offerings include services, installation and deployment services, on-site hardware replacement services, system maintenance services, extended hardware warranty services and training across a broad spectrum of products within the optical networking industry. These services are provided on a time-and-materials basis or as a fixed-price contract with contract terms ranging up to three years. Revenue from time-and-material contracts is recognized as labor hours are delivered and direct expenses are incurred. Revenue from fixed price system maintenance and extended warranty contracts is recognized on a straight-line basis over the delivery period.  Installation revenue is generally recognized once installation is complete.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Deferred revenue is recorded when cash has been received from the customer and the arrangement does not qualify for revenue recognition under the revenue recognition policies described above. Costs incurred for projects not completed are deferred and recorded as a cost upon recognition of the related revenue.

Research and Development

Research and development costs are expensed when incurred. During the years ended September 30, 2015, 2014 and 2013, research and development expense totaled $11.2 million, $11.1 million and $13.1 million, respectively.

Computation of Net Income (Loss) per Share

The Company calculates basic earnings per share ("EPS") by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS includes other potential dilutive shares that would be outstanding if securities or other contracts to issue common stock were exercised or converted into common stock. A reconciliation of the numerator and denominator used for the basic and diluted EPS computations is set forth in Note 19 below.

Share-Based Compensation

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period (generally the vesting period) under the straight-line amortization method. The Company estimates the fair value of the stock options granted using the Black-Scholes option pricing model which requires a number of estimates and assumptions in determining share-based compensation related to options. Inherent in this model are assumptions related to the fair value of the common stock, stock-price volatility, option life, risk-free interest rate and dividend yield.  While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data, the expected stock-price volatility and option life assumptions require a greater level of judgment.

The Company has not and does not anticipate distributing dividends to stockholders and accordingly uses a 0% dividend yield assumption for all Black-Scholes option pricing calculations.

The Company uses an expected stock-price volatility assumption that is primarily based on comparable stock of public companies. With regard to the weighted-average option life assumption, the Company evaluates the exercise behavior of past grants as a basis to predict future activity. The amount of stock based compensation expense is net of an estimated forfeiture rate, which is also based on historical data.

Income Taxes

The Company’s income taxes are accounted for in accordance with the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards.  The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefit will be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the positions will be sustained upon examination. Tax positions that meet the more-likely-than-not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a tax position is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. The Company recognizes interest and penalties related to uncertain tax positions in operating expenses.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Sales Taxes

We are required by the applicable governmental authorities to collect and remit sales taxes. Accordingly, such amounts are charged to the customer, collected and remitted directly to the appropriate jurisdictional entity.  The Company reports revenue net of any taxes collected from customers and remitted to the relevant government authority.

Warranty Reserve

The Company provides a limited one to five year warranty on its products and accrues for estimated future warranty costs in the period in which revenue is recognized. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The following table reflects the changes in the Company’s warranty reserve:

	Year ended September 30,
	2015	2014
	(In thousands)
Warranty reserve, beginning of year	$978	$1,210
Provision	1,062	312
Claims	(305)	(544)
Warranty reserve, end of year	$1,735	$978

Fair Value of Financial Instruments

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses payable and other liabilities, approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amount for our credit facility approximates fair value due to the short-term nature of the facilities as well as the use of variable interest rates that adjust periodically.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 supersedes the revenue recognition requirements of FASB ASC Topic 605, Revenue Recognition and most industry-specific guidance throughout the Accounting Standards Codification, resulting in the creation of FASB ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU provides alternative methods of adoption and is effective for fiscal years beginning after December 31, 2018, and to interim periods within annual reporting periods beginning after December 15, 2019. Early adoption is permitted under several options. The Company is currently assessing the potential impact of adopting this ASU on its financial statements and related disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement—Extraordinary and Unusual Items.  The update eliminates from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both (1) unusual in nature and (2) infrequently occurring. Under the new guidance, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS — Continued

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which changes the presentation of debt issuance costs. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The amendments will be effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016, with early adoption permitted for financial statements that have not been previously issued. The Company does not expect these amendments to have a material effect on its financial statements.

NOTE 4 - DIVESTITURES AND RESTRUCTURING

Disposition of Assets

On September 13, 2013, the Company sold most of the assets of its Taiwan based wholly owned subsidiary for $2.6 million in cash with $0.95 million withheld as a contingent consideration. The subsidiary had revenue of $1.4 million and income of $142,000 for the year ended September 30, 2013.  The assets sale agreement has an “earnout” clause, which provides that the Company shall receive an additional 50% of the subsequent twelve months revenue generated from the acquired assets over $1.8 million up to the $0.95 million withheld.  Subsequent twelve months revenue generated from the acquired assets was below $1.8 million. Therefore, the Company did not receive any other additional revenue. As a result of the divestiture, the Company recorded a pretax loss $0.1 million, included in Other income (expense) during the year ended September 30, 2013.

The major classes of assets and liabilities that were disposed of as part of this divestiture are summarized in the following table as of September 13, 2013 (in thousands):

September 30, 2013
Accounts receivable	$283
Inventories	368
Fixed assets, net	43
Intangible assets, net	1,320
Total assets	$2,014
Accounts payable	$111
Note payable	113
Total liabilities	$224

NOTE 5 - INVENTORIES

Inventories consist of the following:

	As of September 30,
	2015	2014
	(In thousands)
Component materials	$6,442	$5,600
Finished goods	15,062	13,631
	21,504	19,231
Inventory reserves	(10,964)	(9,857)
Net inventories	$10,540	$9,374

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 5 – INVENTORIES — Continued

The following table reflects the changes in the Company’s inventory reserve:

	Years ended September 30,
	2015	2014
	(In thousands)
Inventory reserve, beginning of year	$9,857	$14,213
Provision - continuing operations	1,679	1,100
Write-offs	(572)	(5,456)
Inventory reserve, end of year	$10,964	$9,857

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of September 30,
	2015	2014
	(In thousands)
Computer software	$2,509	$2,515
Fixtures and equipment	25,575	23,329
Leasehold improvements	1,672	1,403
	29,756	29,247
Accumulated depreciation and amortization	(26,357)	(25,784)
Property and equipment, net	$3,399	$3,463

Depreciation and amortization of expense for the years ended September 30, 2015, 2014 and 2013 totaled approximately $1.6 million, $1.5 million and $1.2 million, respectively. Included in fixtures and equipment is property leased under capital leases totaling $0.38 million and $0.0 million at September 30, 2015 and 2014.  Depreciation expense on property leased under capital leases for the years ended September 30, 2015, 2014 and 2013 totaled approximately $0.01 million, $0.0 million and $0.0 million, respectively.

NOTE 7 – GOODWILL

Total
(In thousands)
Balance as of September 30, 2013	$9,019
Goodwill impairment during the year	(9,019)
Balance as of September 30, 2014	$—
Goodwill acquired during the year	—
Balance as of September 30, 2015	$—

In connection with the Company’s annual goodwill impairment test, the fair value of our reporting entity, which is also our consolidated results, was tested for impairment in the fourth quarter of 2014. The Company’s evaluation of goodwill completed during the year ended September 30, 2014 resulted in the impairment of the goodwill balance. The Company’s estimate of fair value was determined using the net asset value method, a form of the cost approach. The goodwill balance of $9,019 was related to the acquisition of Azea Network Limited in 2007. As a result of the impairment, there was no goodwill balance as of the year ended September 30, 2015 and 2014.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 8 - INTANGIBLE ASSETS

	Customer- related intangible assets	Developed technology	Total
		(In thousands)
Gross asset value
As of September 30, 2013	$2,796	$15,838	$18,634
Acquisitions	—	—	—
As of September 30, 2014	2,796	15,838	18,634
Acquisitions	—	—	—
As of September 30, 2015	$2,796	$15,838	$18,634
Accumulated amortization
As of September 30, 2013	$2,796	$6,127	$8,923
Current period amortization	—	1,079	1,079
As of September 30, 2014	2,796	7,206	10,002
Current period amortization	—	1,078	1,078
As of September 30, 2015	$2,796	$8,284	$11,080
Intangible assets, net as of September 30, 2015	$—	$7,554	$7,554

The following is the estimated amortization expense for the succeeding five fiscal years:

(In thousands)
2016	$1,079
2017	1,079
2018	1,079
2019	1,079
2020	1,079
Thereafter	2,159
Total	$7,554

NOTE 9 - DEBT

Long-term debt consists of the following:

	As of September 30
	2015	2014
	(In thousands)
Demand loan	$—	$2,000
Bridge loan	—	26,969
Term loan	6,129	7,532
Line of credit	6,711	3,110
	12,840	39,611
Less current maturities	(10,707)	(33,482)
Total long-term debt	$2,133	$6,129

In June 2015, the Company obtained a $4.8 million demand loan from certain stockholders.  The demand loan bears interest at 12% per annum, became payable upon demand at any time on or after July 1, 2015 and matures on October 31, 2015.  The notes issued in consideration of the loan are subordinated to the interests of our credit facilities with Square 1 Bank and Horizon Bank, respectively, and may be exchanged upon the holder’s election for convertible promissory notes in an amount equal to the aggregate outstanding principal and accrued but unpaid interest on the exchanged notes.   There was no outstanding balance on the notes at September 30, 2015 and 2014.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 9 - DEBT — Continued

In June 2014, the Company obtained a $2 million demand loan from certain stockholders. The demand loan bears interest at 12% per annum, became payable upon demand at any time after July 15, 2014 and matures on or before December 1, 2014.  The notes issued in consideration of the loan are subordinated to the interests of our credit facilities with Square 1 Bank and Horizon Bank, respectively.  The outstanding balance of the notes, including accrued interest, at September 30, 2015 and 2014 totaled $0.0 million and $2.1 million.

Between December 2012 and April 2014, the Company obtained a bridge loan from certain stockholders and issued an aggregate of $27 million of convertible promissory notes that mature on February 12, 2015.  At the option of the holders of at least two-third of the principal of such notes, the notes would automatically convert into equity securities of the Company on terms mutually agreed upon by the note holders and the Company at the time of such conversion. The notes bear interest at 6% per annum, but do not require monthly principal and interest payments. The notes are subordinated to the interest of our senior lenders.  The outstanding balance of the notes, including accrued interest, at September 30, 2015 and 2014 totaled $0.0 million and $29.0 million.

On August 2015 we entered into a stock purchase agreement with the holders of the bridge notes, the 2014 demand notes, and the 2015 demand notes, collectively the Notes, pursuant to which all outstanding principle and interest under the Notes was cancelled in exchange for the issuance of 114,679,639 shares of a new series of preferred stock, our Series E-3 preferred stock, at a purchase price of $0.329 per share for an aggregate purchase price of $37.7 million, all of which was satisfied through the cancellation of the indebtedness under the Notes.

On May 10, 2011, the Company entered into a venture loan and security agreement with a financial institution that provided for an initial term loan of up to $10.0 million and an option for an additional term loan of up to $2.0 million and issued to the financial institution a warrant to purchase 983,607 shares of our preferred stock.  Our obligations under the loan and security agreement are secured by a security interest on all of our assets, including our intellectual property.  The loan and security agreement contains customary events of default and non-financial covenants, including covenants limiting our ability to incur liens, dispose of assets, pay dividends or make other distributions to holders of our equity securities, merge with or acquire other entities, incur debt, and make investments, in each case subject to certain exceptions.  The loan and security agreement does not require us to comply with any financial covenants.   The initial term loan bears interest at 11.5% per annum, matures on December 1, 2014, and requires interest only payments through June 1, 2012 and principal and interest payment thereafter.  The warrant expires on May 10, 2021 or, if earlier, five years after the closing of the Company’s initial public offering.  A $2 million outstanding balance due to the financial institution was repaid using a portion of the proceeds from the initial term loan.  We exercised the option to obtain the additional $2 million loan on December 27, 2011.  The additional term loan bears interest at 11.5% per annum, matures on July 1, 2015, and requires interest only payments through January 1, 2013 and principal and interest payments thereafter.  Based on their relative fair values at issuance, $8.8 million of the proceeds was allocated to the term loan and $1.2 million to warrants. The relative fair value of the warrants which was determined using the Black Scholes Option pricing model, was recorded as additional paid-in-capital and reduced the carrying value of the loan. The warrants are being amortized to interest expense over the term of the loan using the effective interest method.

Effective March 1, 2014, the Company modified the venture loan and security agreement with the above financial institution to combine the two loans, change the interest rate, revise the repayment schedule amount and extend the maturity date. The modified term loan bears interest at 12.5% per annum and matures on December 31, 2016. The modification added additional nominal payment at the end of the debt term.  We may, at our option, prepay the borrowings by paying a prepayment premium.  No other changes were made to the terms of the debt. The fees paid for the modification are being amortized as an adjustment of interest expense using the interest method. At September 30, 2015, the unamortized warrant was approximately $0.0 million, and the outstanding balance of the loan totaled $6.1 million.

In June 2010, the Company obtained a $7.5 million revolving line of credit facility from a bank. The line of credit expired in October 2011, was modified and reinstated in February 2012, and renewed in December 2013. Borrowings under the line of credit bear interest at the greater of (i) 4.25% and (ii) the prime rate plus 3.25%.  All borrowings are collateralized by our receivables and inventory.  Borrowings under the line of credit are subject to certain restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items.  The renewed facility expired on January 1, 2015 and the Company elected to obtain a new line of credit facility from another bank.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 9 - DEBT — Continued

In January 2015, the Company obtained a new revolving line of credit facility with a bank for $12.5 million, as defined in the loan and security agreement.  The line of credit expires on January 15, 2016. Borrowings under the line of credit bear interest at the greater of (i) 7.0% and (ii) the prime rate plus 3.5%. Our obligations under the loan and security agreement are secured by a security interest on all of our assets.  The financial institution described above has agreed to subordinate its obligations to those under the revolving line of credit facility.  The outstanding balance on the line of credit was $6.7 million at September 30, 2015 and $1.9 million was available for borrowing based on the borrowing base at September 30, 2015. The loan and security agreement contain customary conditions to borrowing, events of default, and covenants, including covenants limiting our ability to merge or consolidate with other entities, acquire or dispose of assets, make investments, incur debt and pay dividends, in each case subject to certain exceptions.  One financial covenant requires us to maintain a minimum adjusted cash flow. As of September 30, 2015 the Company is in compliance with the terms of the revolving line of credit facility.  Concurrently with entering into the loan and security agreement, the Company issued to the bank a warrant to purchase 769,231 shares of our preferred stock that expires on the tenth anniversary of its date of issuance.  The relative fair value of the warrant was $0.3 million, which was determined using the Black Sholes Option pricing model, was recorded as additional paid-in-capital and reduced the carrying value of the loan.  The warrant is being amortized to interest expense over the term of the loan using the effective interest method.

The debt obligations for future years are as follows:

Year ending
September 30, 2015
(In thousands)
2016	$10,707
2017	2,133
12,840
Less current maturities	(10,707)
Total long-term debt	$2,133

NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution 401(k) plan which covers all full-time employees who are at least 18 years of age. Participants may contribute up to 60% of pretax compensation, subject to certain limitations. Employee contributions are invested, at the employees’ discretion, among a variety of investment alternatives. Company contributions are discretionary. No contributions were made for the years ended September 30, 2015 and 2014.

NOTE 11 - FAIR VALUE MEASUREMENTS

Fair value for the measurement of financial assets and liabilities is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measure date.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  The Company utilizes a valuation hierarchy for disclosure of the inputs for fair value measurement.  This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1:

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, government agency bonds, United States treasuries and certificates of deposit.

Level 2:

Quoted prices for similar assets or liabilities in active markets; or observable prices that are based on observable market data, based on directly or indirectly market-corroborated inputs. The Company has no Level 2 inputs.

Level 3:	Unobservable inputs supported by little or no market activity, and are developed based on the best information available given the circumstances. The Company has no Level 3 inputs.

By distinguishing between inputs that are observable in the marketplace, and therefore more objective, and those that are unobservable and therefore more subjective, the hierarchy is designed to indicate the relative reliability of the fair value measurements.  A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 11 - FAIR VALUE MEASUREMENTS — Continued

The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. The investment instruments held by the Company are money market funds and interest bearing deposits for which quoted market prices are readily available. The Company considers these highly liquid investments to be cash equivalents. These investments are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

The following table presents financial assets at September 30, 2015 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

Asset	Level 1	Level 2	Level 3	Total
Money market funds	$1,160	$—	$—	$1,160
Government securities	112	—	—	112
Total assets	$1,272	$—	$—	$1,272
Amounts included in:
Restricted cash	$1,272	$—	$—	$1,272
Total	$1,272	$—	$—	$1,272

The following table presents financial assets at September 30, 2014 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

Asset	Level 1	Level 2	Level 3	Total
Money market funds	$1,514	$—	$—	$1,514
Government securities	136	—	—	136
Total assets	$1,650	$—	$—	$1,650
Amounts included in:
Restricted cash	$1,650	$—	$—	$1,650
Total	$1,650	$—	$—	$1,650

NOTE 12 - INCOME TAXES

The following is a geographic breakdown of the provision for income taxes (in thousands):

	September 30,
	2015	2014	2013
Domestic	$—	$—	$—
Foreign	53	119	5
Total	$53	$119	$5

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 12 - INCOME TAXES — Continued

A reconciliation of the Company’s effective income tax rate and the United States federal statutory income tax rate is summarized as follows, for the years ended September 30:

	2015	2014	2013
Federal statutory income taxes	34%	34%	34%
State income taxes, net of federal benefit	—	—	—
Difference in foreign and United States tax on foreign operations	(3.7)	(3.3)	(2.4)
Changes in tax rate	—	(0.1)	(10.5)
Changes in valuation allowance	(24.6)	(20.2)	(20.3)
Deferred tax true-up	(5.0)	1.0	0.5
Goodwill impairment	—	(11.8)	—
Effect of change in ASC 740 (FIN 48)	—	—	(0.8)
Foreign taxes	(0.4)	0.1	—
Other	(0.6)	(0.2)	(0.5)
	(0.3)%	(0.5)%	(—)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended September 30,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$83,048	$79,411
Research and development credit carryforward	2,926	2,926
Property and equipment	210	209
Goodwill	166	225
Warranty reserve	467	231
Accrued expenses	151	151
Inventories	3,838	3,558
Capital loss	—	169
Foreign tax credit	14	95
Other	80	125
Total deferred tax assets	$90,900	$87,100

	Year ended September 30,
	2015	2014
	(In thousands)
Deferred tax liabilities:
Intangibles	$2,645	$3,021
Other	—	—
Total deferred tax liabilities	2,645	3,021
Net deferred tax assets before valuation allowance	88,256	84,079
Valuation allowance	(88,256)	(84,079)
Net deferred tax asset	$—	$—

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 12 - INCOME TAXES — Continued

Federal net operating losses may be carried forward for 20 years.  The Company has estimated federal net operating loss carryforwards at September 30, 2015 of approximately $214 million which begin to expire in the year 2018. The net operating loss does consider potential limitations under IRC Section 382 which defers or limit the benefit to offset future taxable income. The Company has established a valuation allowance to reserve the net deferred tax asset at September 30, 2015 and 2014 due to the uncertainty of the timing and amount of future taxable income.

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. As of September 30, 2015, the tax years that remained subject to examination by a major tax jurisdiction for the Company’s most significant subsidiaries were as follows:

Jurisdiction	Open Years
United States	2011-2014
United Kingdom	2008-2014
Canada	2010-2014
Taiwan	2009-2014
Hong Kong	2009-2014
Brazil	2013-2014

NOTE 13 - STOCKHOLDERS’ EQUITY

Number of shares issued and outstanding (in whole shares):

	Preferred	Preferred	Preferred	Preferred	Preferred
	Shares	Shares	Shares	Shares	Shares
	Convertible	Convertible	Convertible	Convertible	Convertible	Common
	Series A-3	Series B-3	Series C-3	Series D-3	Series E-3	Stock
As of September 30, 2012	39,663,482	38,589,303	19,081,778	52,509,212	—	1,856,134
Shares repurchase and retired	—	—	—	—	—	(44,460)
Exercise of stock options	—	—	—	—	—	2,616
As of September 30, 2013	39,663,482	38,589,303	19,081,778	52,509,212	—	1,814,290
Exercise of stock options	—	—	—	—	—	340
As of September 30, 2014	39,663,482	38,589,303	19,081,778	52,509,212	—	1,814,630
Issuance of Preferred stock	—	—	—	—	114,679,639	—
Exercise of warrants	—	—	—	—	—	119,881
Exercise of stock options	—	—	—	—	—	1,545
As of September 30, 2015	39,663,482	38,589,303	19,081,778	52,509,212	114,679,639	1,936,056

On September 22, 2011, in connection with the subscription offering of Series D-3 preferred stock, the Company amended and restated its certificate of incorporation and designated its preferred stock as Series A-3 Convertible Preferred Stock, Series B-3 Convertible Preferred Stock, Series C-3 Convertible Preferred Stock and Series D-3 Convertible Preferred Stock. The impacts of the amended certificate of incorporation on previously issued preferred stocks are described in detail below.

Convertible Preferred Stock

As a result of the Company’s amended and restated certificate of incorporation on September 22, 2011, all outstanding shares of Series A-2, B-2 and C-2 Preferred Stock owned by stockholders participating in the new preferred equity issuance were exchanged for an equal number of shares of Series A-3, B-3 and C-3 Preferred Stock, respectively. All outstanding shares of Series A-2, B-2 and C-2 Preferred Stock owned by stockholders that did not participate in the new preferred equity issuance were automatically converted to an equal number of shares of Common Stock. As of September 30, 2014, there were no issued and outstanding shares of Series A-2, B-2 and C-2 Preferred Stock or cumulative but undeclared dividends due thereon.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 13 - STOCKHOLDERS’ EQUITY — Continued

On October 25, 2015, the Company amended and restated certificate of incorporation and designated its preferred stock as Series A-3 Preferred Stock, Series B-3 Preferred Stock, Series C-3 Preferred Stock, Series D-3 Preferred Stock, and Series E-3 Preferred Stock.

The Series A-3 Preferred Stock designated on September 22, 2011, has a liquidation preference equal to $1.626 per share plus accrued but unpaid dividends. Holders of the Series A-3 Preferred Stock are entitled to receive dividends in the amount of $0.087 per share per year.  Such dividends will accrue, whether or not declared by the Board of Directors, but are payable only when, and if declared by the Board of Directors, and are cumulative.  As of September 30, 2015, cumulative but undeclared dividends per share totaled $0.35. As of September 30, 2015, the aggregate value of the cumulative but undeclared dividends totaled approximately $13.9 million. As of September 30, 2014, each share of Series A-3 Preferred Stock was convertible into one share of common stock.  In connection with the October 26, 2015 26-for-one reverse common stock split the conversion price of the Series A-3 Preferred Stock was increased to $16.90 such that post-October 26, 2015 shares of Series A-3 Preferred Stock convert into shares of common stock on a 26-for-one basis, with any fractional shares rounded up to the nearest share. The Series A-3 Preferred Stock will automatically convert to common stock under certain events as defined in the certificate of incorporation. Each share of Series A-3 Preferred Stock has voting rights equal to one vote for each share of common stock into which the Series A-3 Preferred Stock is convertible. At September 30, 2015 and 2014, there were 39,663,482 shares of Series A-3 Preferred Stock issued and outstanding.

The Series B-3 Preferred Stock designated on September 22, 2011, has a liquidation preference equal to $2.59521 per share plus accrued but unpaid dividends. Holders of Series B-3 Preferred Stock are entitled to receive dividends in the amount of $0.1384 per share per year. Such dividends will accrue, whether or not declared by the Board of Directors, but are payable only when, as and if declared by the Board of Directors, and are cumulative. As of September 30, 2015, cumulative but undeclared dividends per share totaled $0.557.  As of September 30, 2015, the aggregate value of the cumulative but undeclared dividends totaled $21.5 million.  As of September 30, 2014, each share of Series B-3 Preferred Stock was convertible into one share of common stock.  In connection with the October 26, 2015 26-for-one reverse common stock split the conversion price of the Series B-3 Preferred Stock was increased to $16.90 such that post-October 26, 2015 shares of Series B-3 Preferred Stock convert into shares of common stock on a 26-for-one basis, with any fractional shares rounded up to the nearest share. The Series B-3 Preferred Stock will automatically convert to common stock under certain events as defined in the certificate of incorporation. Each share of Series B-3 Preferred Stock has voting rights equal to one vote for each share of common stock into which the Series B-3 Preferred Stock is convertible. At September 30, 2015 and 2014, there were 38,589,303 shares of Series B-3 Preferred Stock issued and outstanding.

The Series C-3 Preferred Stock designated on September 22, 2011, has a liquidation preference equal to $2.44 per share plus accrued but unpaid dividends. Holders of Series C-3 Preferred Stock are entitled to receive dividends in the amount of $0.0976 per share per year. Such dividends will accrue, whether or not declared by the Board of Directors, but are payable only when, as and if declared by the Board of Directors, and are cumulative. As of September 30, 2015, cumulative but undeclared dividends per share totaled $0.3928.  As of September 30, 2015, the aggregate value of the cumulative but undeclared dividends totaled approximately $7.5 million. As of September 30, 2014, each share of Series C-3 Preferred Stock was convertible into one share of common stock.  In connection with the October 26, 2015 26-for-one reverse common stock split the conversion price of the Series C-3 Preferred Stock was increased to $16.90 such that post-October 26, 2015 shares of Series C-3 Preferred Stock convert into shares of common stock on a 26-for-one basis, with any fractional shares rounded up to the nearest share. The Series C-3 Preferred Stock will automatically convert to common stock under certain events as defined in the certificate of incorporation.  Each share of Series C-3 Preferred Stock has voting rights equal to one vote for each share of common stock into which the Series C-3 Preferred Stock is convertible. At September 30, 2015 and 2014, there were 19,081,778 shares of Series C-3 Preferred Stock issued and outstanding.

In conjunction with a $15.8 million convertible debt financing on April 22, 2011, the Company issued a warrant to purchase 119,881 shares of common stock for $0.01.  On September 22, 2011 the debt was converted to 29,352,796 shares of Series D-3 Preferred stock.  The warrant expires on April 22, 2021.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 13 - STOCKHOLDERS’ EQUITY — Continued

The Series D-3 Preferred Stock designated on September 22, 2011, has a liquidation preference equal to $1.30 per share plus accrued but unpaid dividends. Holders of Series D-3 Preferred Stock are entitled to receive dividends in the amount of $0.052 per share per year. Such dividends will accrue, whether or not declared by the Board of Directors, but are payable only when, as and if declared by the Board of Directors, and are cumulative. As of September 30, 2015, cumulative but undeclared dividends per share totaled $0.2093. As of September 30, 2015, the aggregate value of the cumulative but undeclared dividends totaled $11.0 million.  As of September 30, 2015, each share of Series D-3 Preferred Stock was convertible into one share of common stock.  In connection with the October 26, 2015 26-for-one reverse common stock split the conversion price of the Series D-3 Preferred Stock was increased to $16.90 such that post-October 26, 2015 shares of Series D-3 Preferred Stock convert into shares of common stock on a 26-for-one basis, with any fractional shares rounded up to the nearest share. The Series D-3 Preferred Stock will automatically convert to common stock under certain events as defined in the certificate of incorporation.  Each share of Series D-3 Preferred Stock has voting rights equal to one vote for each share of common stock into which the Series D-3 Preferred Stock is convertible. At September 30, 2015 and 2014, there were 52,509,212 shares of Series D-3 Preferred Stock issued and outstanding.

The Series E-3 Preferred Stock designated on August 25, 2015, has a liquidation preference equal to $1.316 per share plus accrued but unpaid dividends. Holders of Series E-3 Preferred Stock are entitled to receive dividends in the amount of $0.0263 per share per year. Such dividends will accrue, whether or not declared by the Board of Directors, but are payable only when, as and if declared by the Board of Directors, and are cumulative. As of September 30, 2015, cumulative but undeclared dividends per share totaled $0.0026. As of September 30, 2015, the aggregate value of the cumulative but undeclared dividends totaled $0.3 million.  As of September 30, 2015, each share of Series E-3 Preferred Stock was convertible into one share of common stock.  In connection with the October 26, 2015 26-for-one reverse common stock split the conversion price of the Series E-3 Preferred Stock was increased to $8.55 such that post-October 26, 2015 shares of Series E-3 Preferred Stock convert into shares of common stock on a 26-for-one basis, with any fractional shares rounded up to the nearest share. The Series E-3 Preferred Stock will automatically convert to common stock under certain events as defined in the certificate of incorporation. Each share of Series E-3 Preferred Stock has voting rights equal to one vote for each share of common stock into which the Series E-3 Preferred Stock is convertible. At September 30, 2015, there were 114,679,639 shares of Series E-3 Preferred Stock issued and outstanding.

The liquidation preferences and dividend rights of the Series C-3, D-3 and E-3 Preferred Stock rank equally and are senior to those of the Series A-3 and B-3 Preferred Stock.  Following distribution of the liquidation preferences to the preferred stockholders, the remaining assets of the Company available for distribution to stockholders shall be distributed among the holders of the preferred stock and common stock pro rata based on the number of shares of common stock held by each on an as-converted basis.

Accumulated Comprehensive Income (Loss)

Accumulated comprehensive income (loss) consists of other comprehensive income (loss) and net loss. Other comprehensive income (loss) includes certain changes in equity that are excluded from net loss. Specifically, cumulative foreign currency translation adjustments are included in accumulated other comprehensive loss in the consolidated balance sheets.

The components of other accumulated comprehensive income (loss) are as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Income
	(In thousands)
Balance at September 30, 2012	$(320)	$(328)
Change for 2013	(162)	(162)
Balance at September 30, 2013	(490)	(490)
Change for 2014	89	89
Balance at September 30, 2014	(401)	(401)
Change for 2015	464	464
Balance at September 30, 2015	$63	$63

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 14 - STOCK-BASED COMPENSATION

In November 1999, the Company’s Board of Directors approved the adoption of a stock option plan (the 1999 Stock Option Plan), which, as amended through July 31, 2007, authorized the grant of options to purchase up to 929,750 shares of the Company’s common stock. The 1999 Stock Option Plan expired on December 31, 2010, and options will no longer be granted under the 1999 Stock Option Plan. However, if outstanding options granted under the 1999 Stock Option plan expire or are terminated or canceled without having been exercised, such options shall automatically be placed into the stock option pool under the 2011 Stock Option Plan. Options under the 1999 Stock Option Plan had a ten-year term and generally vested over four years or over various terms based on Board of Directors approval from the date of grant.

In September 2011, the Company’s Board of Directors approved the adoption of a new stock option plan (the 2011 Stock Option Plan), which, authorized the grant of options to purchase up to 615,385 shares of the Company’s common stock. The 2011 Stock Option Plan provides for the granting of options and issuance of shares to eligible employees, consultants, and members of the Board of Directors to purchase the Company’s common stock at an exercise price not less than the par value, and, in the case of incentive options, not less than 100% of the fair market value per share on the date of grant as determined by the Board of Directors.  All employees, consultants, and Board members are eligible to participate in the 2011 Stock Option Plan. The 2011 Stock Option Plan is administered by the Board of Directors, who determines the number of shares for which options will be granted, the effective date of the grant, the option price, and the vesting schedule. The Company has a policy of issuing new shares to satisfy stock option exercises.

All options granted to employees under the 2011 Stock Option Plan are exercisable prior to vesting, subject to a right of repurchase by the Company at the original exercise price for all unvested shares.  Once the optionee vests in the shares underlying the options and until certain events occur, the Company has a right of first refusal to repurchase these shares at fair value after the individual has received a bona fide third-party offer with respect to those vested shares.

Options under the 2011 Stock Option Plan have a ten-year term and generally vest over four years or over various terms based on Board of Directors approval from the date of grant.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing method. The weighted average assumptions used in the model are outlined in the following table:

	Year ended September 30,
	2015	2014	2013
Risk-free interest rate	—%	—%	1.31%
Expected life in years	5	5	5
Dividend yield	0.0%	0.0%	0.0%
Volatility	—%	—%	64.4%

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. When establishing the expected life assumptions, the Company uses historical employee exercise behavior of option grants with similar vesting periods. The Company has not and does not anticipate distributing dividends to stockholders and accordingly uses a 0% dividend yield assumption for the calculations. Expected volatility is primarily based on comparable stock of competitive peer public companies. The Company utilizes the comparable stock of competitive peer public companies based on its own lack of history as it is a non-public entity.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 14 - STOCK-BASED COMPENSATION — Continued

A summary of changes in stock options outstanding is as follows:

		Year ended September 30, 2015
		Weighted	Weighted
		Average	Average
		Grant	Remaining	Aggregate
	Number of	Price in	Contractual	Intrinsic
	Options	$	Term	Value
	(In whole shares)		(In years)	(in $ thousands)
Outstanding at beginning of year	841,922	1.84	6.2	3,615
Granted	—	—
Exercised	(1,545)	0.52
Forfeited/cancelled	(3,117)	7.17
Expired/cancelled	(493)	8.58
Outstanding at end of year	836,767	1.82	5.3	2,830
Vested options exercisable at end of year	806,367	1.87	5.2	2,687
Unvested options exercisable at end of year	30,400	0.48	7.1	143

At September 30, 2015, 158,511 shares remain available for grant under the 2011 Stock Option Plan.

The weighted-average grant-date fair value of stock options granted during fiscal 2015, 2014 and 2013 were $0.0 million, $0.0 million and $0.01 million, respectively, per option. The aggregate intrinsic value of our stock options exercised during fiscal 2015, 2014 and 2013, were $0.01 million, $0.0 million and $0.0 million, respectively.

During the years ended September 30, 2015, 2014 and 2013, the Company recognized compensation expense of $0.04 million, $0.04 million and $0.04, respectively, for stock options. At September 30, 2015, there was $0.01 million of unrecognized compensation expense related to stock options, excluding estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.1 years.

Net cash proceeds from the exercise of stock options were $0.001million, $0.001 million and $0.001 in fiscal 2015, 2014 and 2013, respectively. The Company realized no tax benefits from those exercises.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases multiple office spaces under non-cancellable operating leases which escalate annually and expire from fiscal years 2017 to 2022. Rental expense for the years ended September 30, 2015, 2014 and 2013 totaled $0.66 million, $0.73 million and $0.82 million, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of September 30, 2015 are as follows:

(In thousands)
2016	$673
2017	661
2018	540
2019	485
2020	491
Thereafter	840
Total	$3,690

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 15 - COMMITMENTS AND CONTINGENCIES — Continued

Capital Leases

The Company leases computer equipment under capital leases that include a $1 purchase option as the end of the lease term.  The lease terms range from 36 months to 60 months with interest rates ranging from 6% to 8%.  The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 30, 2015.

(In thousands)
2016	$118
2017	118
2018	94
2019	58
2020	58
Total minimum lease payments	446
Less: Amounts related to interest	63
Present value of net minimum lease payments	$383

The current and non-current amounts of the present value of net minimum lease payments are $0.1 million and $0.3 million, respectively

Purchase Commitments

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company.  If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory.  As of September 30, 2015, the maximum potential payment under these commitments totaled approximately $9.5 million which approximates fair value.

NOTE 16 - CREDIT CONCENTRATION AND SIGNIFICANT CUSTOMERS

At September 30, 2015 and 2014, three customers accounted for 82.6% and 64.6% of total accounts receivable, respectively.

During the years ended September 30, 2015, 2014 and 2013, three, six and eight customers accounted for 84.9%, 86.4% and 76.9% of total revenues, respectively.

A significant portion of the Company’s purchases are from three suppliers. During the years ended September 30, 2015, 2014 and 2013, material purchases from these suppliers accounted for 55.5%, 42.6% and 83.7% of total material purchases, respectively. The Company does not anticipate any changes in the relationship with these suppliers; however, if such a change were to occur, the Company has alternative sources of materials available.

NOTE 17 - LEGAL PROCEEDINGS

In March 2015, Sycamore IP Holdings, LLC, or Sycamore, which the Company believes is a non-practicing entity, filed a lawsuit against us in the United States District Court for the Eastern District of Texas. In the lawsuit, Sycamore alleges the Company’s Nu-Wave Optima platform and related products infringe U.S. patent 6,952,405 B2 and is seeking injunctive relief, damages and costs. Sycamore has asserted similar claims against numerous other companies, including Adva Optical Networking Incorporated, Ericsson, EXFO Incorporated, JDS Uniphase Corporation, Menara Networks, Inc. and RAD Data Communications. The Company dispute any allegations of wrongdoing and intend to defend ourselves vigorously in this matter.

The Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on its results of operations, financial position or cash flows.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 18 - SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about project revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level.  Our projects are obtained primarily through a competitive bid or negotiated contract process.  These projects have similar cost structures, including labor, equipment and materials.  We execute our projects in a similar fashion with a centralized estimating, project controls and management group, and the risks and rewards of project performance are not affected by the location of a specific project but on our ability to compete on pricing and execute within our estimated costs.  We have the same types of customers with similar funding drivers and market demands across our business.  Our customer base includes telecommunications service providers, content service providers, enterprises and government entities worldwide.  We consider the funding availability to be similar across our business, which is driven by the demand for bandwidth from our customer base. Accordingly, the Company is considered to be in a single reporting segment and operating unit structure.

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue by geographic region and long-lived assets by geographic region:

Revenue by Geographic Region

	Years ended September 30,
	2015	2014	2013
	(In thousands)
Americas	$55,234	$14,951	$19,009
Europe Middle East and Africa (EMEA)	2,862	7,778	5,347
Asia Pacific (APAC)	575	2,269	7,561
Total revenue	$58,671	$24,998	$31,917

Property and equipment, net

	September 30,
	2015	2014
	(In thousands)
Americas	$2,968	$3,160
EMEA	431	303
APAC	—	—
Total property and equipment, net	$3,399	$3,463

NOTE 19 – LOSS PER SHARE

Basic net earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is computed using net loss and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.  Potentially dilutive common shares include the assumed exercise of outstanding stock options, restricted common stock, warrants to purchase common and convertible preferred stock.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 19 – LOSS PER SHARE — Continued

The following table sets forth the computation of net income (loss) per common share – basic and diluted (in thousands, except share and per share amounts):

	Years ended September 30,
	2015	2014	2013
	(In thousands)
Numerator
Net loss	$(16,632)	$(26,110)	(24,602)
Undeclared preferred stock dividend	(13,684)	(13,384)	(13,384)
Loss attributable to common	$(30,316)	$(39,494)	(37,986)
Denominator
Basic weighted average common shares outstanding	1,827,722	1,814,526	1,824,950
Effect of dilutive securities	—	—	—
Dilutive weighted average common shares outstanding	1,827,722	1,814,526	1,824,950
Net loss per share
Basic	$(16.59)	$(21.77)	$(20.81)
Dilutive	$(16.59)	$(21.77)	$(20.81)

The number of shares outstanding used in the computation of basic and diluted net loss per share does not include the effect of the potentially outstanding common stock or the conversion of preferred stock and warrants to purchase preferred stock listed in the following table.  The effects of these potentially outstanding shares were not included in the calculation of diluted net loss per share because their effect would have been anti-dilutive.

	Years ended September 30,
	2015	2014	2013
Stock options outstanding	836,767	841,922	926,209
Warrants to purchase C-3 convertible stock	983,607	983,607	983,607
Warrants to purchase D-3 convertible stock	769,231	—	—
Series A-3 convertible stock	39,663,482	39,663,482	39,663,482
Series B-3 convertible stock	38,589,303	38,589,303	38,589,303
Series C-3 convertible stock	19,081,778	19,081,778	19,081,778
Series D-3 convertible stock	52,509,212	52,509,212	52,509,212
Series E-3 convertible stock	114,679,639	—	—

NOTE 20 – RELATED PARTIES

Advance to Officer

The Company has an outstanding advance to an officer of the company in the amount of $0.099 million and $0.055 million as of September 30, 2015 and 2014, respectively.  The advance is not subject to interest, payable on demand and included in accounts receivable.  Subsequent to year end, the advance was repaid in full and no balance is currently outstanding.

Debt

In June 2015, the Company obtained a $4.8 million demand loan from certain of our stockholders including $4.3 million from related parties.  The demand loan bears interest at 12% per annum, way payable upon demand at any time on or after July 1, 2015 and matures on October 31, 2015.  The notes issued in consideration of the loan are subordinated to the interests of our credit facilities with Square 1 Bank and Horizon Bank, respectively, and may be exchanged upon the holder’s election for convertible promissory notes in an amount equal to the aggregate outstanding principal and accrued but unpaid interest on the exchanged notes.  There were no outstanding balances of the related party loan at September 30, 2015 and 2014.

On June 11, 2014, the Company obtained a $2 million demand loan from some of its stockholders including $1.75 million from related parties.  The demand loan bears interest at 12% per annum and matures on or before December 1, 2014.  At September 30, 2015 and 2014, the outstanding balances of the related party loans including interest were $0.0 million and $1.81 million, respectively.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — Continued

NOTE 20 – RELATED PARTIES — Continued

Between December 2012 and April 2014, the Company obtained a $27 million convertible promissory note (“Bridge Notes”) maturing on February 12, 2015 from its stockholders including $19.18 million from related parties.  At the option of at least two-thirds (2/3) of the note holders, the note shall automatically convert into equity securities of the Company on terms mutually agreed upon by the note holders and us at the time of such conversion.  The loan bears interest at 6% per annum, but does not require monthly principal and interest payments.  The outstanding balance of the related party loan, including accrued interest, at September 30, 2015 and 2014 totaled $0.0 million and $20.6 million, respectively

On August 25, 2015 we entered into a stock purchase agreement with the holders of the Bridge Notes, the 2014 Demand Notes and the 2015 Demand Notes, collectively, the Notes, pursuant to which all outstanding principal and interest under the Notes was cancelled in exchange for the issuance 114,679,639 shares of a new series of preferred stock, our Series E-3 preferred stock, at a purchase price of $0.329 per share for an aggregate purchase price of $37.7 million, all of which was satisfied through the cancellation of the indebtedness under the Notes.

NOTE 21 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2015 through the date the consolidated financial statements were issued.  During this period the company had the following material subsequent events that require disclosure:

Reverse Stock Split

On October 26, 2015, the Company effected a 26-for-one reverse stock split of its common stock. Upon the effectiveness of the reverse stock split, (i) every 26 shares of outstanding common stock were reclassified and combined into one share of common stock, (ii) the number of shares of common stock for which each outstanding option and warrant to purchase common stock is exercisable was proportionately decreased and the exercise price of each outstanding option and warrant to purchase common stock was proportionately increased and (iii) the conversion rate at which each share of the Company's convertible preferred stock is convertible into common stock was proportionately decreased in connection with the 26-for-one reverse stock split. Fractional shares of common stock were rounded up to the nearest whole share.  The total number of authorized shares of common stock and the par value per share of common stock did not change as a result of the reverse stock split. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split and adjustment of the preferred share conversion ratios and exercise price of each outstanding option and warrant as if the transaction had occurred as of the beginning of the earliest period presented.

Initial Public Offering

The registration statement for the Company’s initial public offering was declared effective on November 12, 2015. On November 17, 2015, the Company consummated the public offering of 5,000,000 shares of common stock at $5.00 per share and received from the underwriter net proceeds of $23.23 million (net of underwriter’s discount of $ 1.75 million and underwriter offering expenses of $0.02 million). The Company incurred additional underwriting expenses of approximately $1.95 million, yielding net proceeds from the initial public offering of approximately $21.28 million.

Conversion of Preferred Stock

In connection with the effectiveness of the registration statement, on November 17, 2015, the outstanding shares of Series A-3 Preferred Stock, Series B-3 Preferred Stock, Series C-3 Preferred Stock, Series D-3 Preferred Stock, and Series E-3 Preferred Stock were converted into 10,174,082 shares of common stock.   The Common Stock issued in connection with this conversion is subject to lock-up requirements for periods that expire May 10, 2016.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation, as currently in effect
3.2	Form of Amended and Restated Bylaws	S-1/A	333-207288	3.4	October 26, 2015
4.1	Warrant to Purchase Stock, dated January 16, 2015, issued to Square 1 Bank	S-1	333-207288	4.5	October 5, 2015
4.2	Second Amended and Restated Secured Promissory Note (Loan A), dated November 1, 2013, payable to Horizon Funding Trust 2013-1, as assignee of Horizon Technology Finance Corporation	S-1	333-207288	4.6	October 5, 2015
4.3	Second Amended and Restated Secured Promissory Note (Loan B), dated November 1, 2013, payable to Horizon Funding Trust 2013-1, as assignee of Horizon Technology Finance Corporation	S-1	333-207288	4.7	October 5, 2015
4.4	Warrant to Purchase Shares of Series Preferred Stock, dated May 10, 2011, issued to Horizon Funding Trust 2013-1, as assignee of Horizon Technology Finance Corporation	S-1	333-207288	4.8	October 5, 2015
10.1	Form of Indemnification Agreement for directors and officers	S-1/A	333-207288	10.1	October 26, 2015
10.2†	1999 Stock Plan, as amended, and forms of agreement thereunder	S-1	333-207288	10.2	October 5, 2015
10.3†	2011 Stock Plan, as amended, and forms of agreement thereunder	S-1	333-207288	10.3	October 5, 2015
10.4†	2015 Equity Incentive Plan and forms of agreement thereunder	S-1/A	333-207288	10.4	October 26, 2015
10.5	Loan and Security Agreement, dated January 16, 2015, by and among Square 1 Bank, the Registrant, Azea Networks, Inc., Neovus, Inc. and Xtera Asia Holdings, LLC	S-1	333-207288	10.5	October 5, 2015
10.6.1	Venture Loan and Security Agreement, dated May 20, 2011	S-1	333-207288	10.6.1	October 5, 2015
10.6.2	First Amendment to Venture Loan and Security Agreement, dated June 17, 2011	S-1	333-207288	10.6.2	October 5, 2015
10.6.3	Second Amendment of Venture Loan and Security Agreement, dated December 13, 2011	S-1	333-207288	10.6.3	October 5, 2015
10.6.4	Third Amendment of Venture Loan and Security Agreement, dated March 9, 2012	S-1	333-207288	10.6.4	October 5, 2015
10.6.5	Fourth Amendment of Venture Loan and Security Agreement, dated April 1, 2013	S-1	333-207288	10.6.5	October 5, 2015
10.6.6	Fifth Amendment of Venture Loan and Security Agreement, dated November 1, 2013	S-1	333-207288	10.6.6	October 5, 2015
10.6.7	Sixth Amendment of Venture Loan and Security Agreement, dated March 1, 2014	S-1	333-207288	10.6.7	October 5, 2015
10.6.8	Seventh Amendment of Venture Loan and Security Agreement, dated December 1, 2014	S-1	333-207288	10.6.8	October 5, 2015

10.6.9	Grant of Security Interest—Patents, dated May 10, 2011, executed by the Registrant in favor of Horizon Funding Trust 2013-1, as assignee of Horizon Technology Finance Corporation	S-1	333-207288	10.6.9	October 5, 2015
10.6.10	Grant of Security Interest—Trademarks, dated May 10, 2011, executed by the Registrant in favor of Horizon Funding Trust 2013-1, as assignee of Horizon Technology Finance Corporation	S-1	333-207288	10.6.10	October 5, 2015
10.7.1	Commercial Lease, dated May 15, 2000, by and between GL Dallas holdings, L.P., as successor in interest to ACLP Bethany, L.P., and the Registrant	S-1	333-207288	10.7.1	October 5, 2015
10.7.2	First Amendment to Commercial Lease, dated January 1, 2001	S-1	333-207288	10.7.2	October 5, 2015
10.7.3	Second Amendment to Commercial Lease, dated June 25, 2003	S-1	333-207288	10.7.3	October 5, 2015
10.7.4	Third Amendment to Commercial Lease, dated October 26, 2007	S-1	333-207288	10.7.4	October 5, 2015
10.7.5	Fourth Amendment to Commercial Lease, dated October 16, 2014	S-1	333-207288	10.7.5	October 5, 2015
10.8†	Offer Letter, dated January 29, 2004, between Jon Hopper and the Registrant	S-1	333-207288	10.8	October 5, 2015
10.9†	Offer Letter, dated May 27, 2004, between Gary Otake and the Registrant	S-1	333-207288	10.9	October 5, 2015
10.10†	Offer Letter, dated June 21, 2011, between Les Barkley and the Registrant	S-1	333-207288	10.10	October 5, 2015
10.11**	Master Manufacturing Agreement, dated January 1, 2013, by and between the Registrant and NSG Technology, Inc.	S-1	333-207288	10.11	October 5, 2015
10.12**	License Agreement, dated October 1, 2002, by and between the Registrant and the Regents of the University of Michigan	S-1	333-207288	10.12	October 5, 2015
21.1	List of subsidiaries of the Registrant	S-1	333-207288	21.1	October 5, 2015
23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (see page 53 to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15f-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15f-14(a) of the Securities Exchange Act of 1934, as amended
32.1#

Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 19 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2#

Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 19 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

†Management contract, compensatory plan or arrangement

*Filed herewith

#Furnished herewith

** Portions of this agreement have been redacted pursuant to a request for confidential treatment that was granted by the Securities and Exchange Commission.