Form 10-Q
period 2015-12-31
XTERA COMMUNICATIONS, INC.
filed 2016-02-11
CIK 1122051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-37617

XTERA COMMUNICATIONS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	38-3394611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 W. Bethany Drive, Suite 100 Allen, Texas	75013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 649-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2016 the registrant had 17,154,641 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	As of December 31,	As of September 30,
	2015	2015
Assets
Current assets
Cash and cash equivalents	$6,714	$1,753
Restricted cash	277	1,120
Accounts receivable, net	5,550	6,580
Unbilled receivables	8,725	6,119
Inventories, net	10,938	10,540
Deferred cost	7,149	780
Prepaid expenses and other current asset	843	1,185
Total current assets	40,196	28,077
Property and equipment, net	3,270	3,399
Restricted cash	3,526	152
Intangible assets, net	7,284	7,554
Other assets	90	90
Total assets	$54,366	$39,272
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$12,318	$13,589
Accrued compensation and employee benefits	1,046	760
Deferred revenue	1,172	1,058
Warranty reserve	1,936	1,735
Current portion of long-term debt	11,301	10,707
Other accrued liabilities	7,293	4,966
Total current liabilities	35,066	32,815
Long-term debt less current portion	—	2,133
Other long-term liabilities	647	631
Total liabilities	35,713	35,579
Commitments and contingencies
Stockholders’ equity (deficit)
Series A-3 convertible preferred stock, $0.001 par value, Authorized shares: 0 and 40,500,000 as of December 31, 2015 and September 30, 2015; Issued and outstanding shares: 0 and 39,663,482 as of December 31, 2015 and September 30, 2015	—	40
Series B-3 convertible preferred stock, $0.001 par value, Authorized shares: 0 and 39,500,000 as of December 31, 2015 and September 30, 2015; Issued and outstanding shares: 0 and 38,589,303 as of December 31, 2015 and September 30, 2015	—	39
Series C-3 convertible preferred stock, $0.001 par value, Authorized shares: 0 and 25,000,000 as of December 31, 2015 and September 30, 2015; Issued and outstanding shares: 0 and 19,081,778 as of December 31, 2015 and September 30, 2015	—	19
Series D-3 convertible preferred stock, $0.001 par value, Authorized shares: 0 and 60,000,000 as of December 31, 2015 and September 30, 2015; Issued and outstanding shares: 0 and 52,509,212 as of December 31, 2015 and September 30, 2015	—	53
Series E-3 convertible preferred stock, $0.001 par value, Authorized shares: 0 and 120,000,000 as of December 31, 2015 and September 30, 2015; Issued and outstanding shares: 0 and 114,679,639 as of December 31, 2015 and September 30, 2015	—	115
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, Authorized shares: 100,000,000 and 350,000,000 as of December 31, 2015 and September 30, 2015; Issued and outstanding shares: 17,114,364 and 1,936,056 as of December 31, 2015 and September 30, 2015	17	2
Additional paid-in-capital	410,119	388,047
Accumulated deficit	(391,899)	(384,685)
Accumulated other comprehensive income, net	416	63
Total stockholders’ equity (deficit)	18,653	3,693
Total liabilities and stockholders’ equity	$54,366	$39,272

The accompanying notes are an integral part of these consolidated financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Revenue:
Products	$10,842	$12,179
Services	1,788	1,186
Total revenue	12,630	13,365
Cost of revenue:
Products	12,189	9,224
Services	760	562
Total cost of revenue	12,949	9,786
Gross profit	(319)	3,579
Operating expenses:
Sales and marketing	1,525	1,193
Research and development	2,764	2,752
General and administrative	1,837	1,617
Total operating expense	6,126	5,562
Operating loss	(6,445)	(1,983)
Other income (expense):
Interest expense	(405)	(661)
Interest expense, related party	—	(343)
Foreign exchange loss	(363)	(242)
Total other expense	(768)	(1,246)
Loss before income taxes	(7,213)	(3,229)
Income tax provision	1	15
Net loss	$(7,214)	$(3,244)
Preferred dividend	—	(3,374)
Net loss available to common stockholders	$(7,214)	$(6,618)
Loss per common share – basic and diluted	$(0.71)	$(3.65)
Weighted average shares – basic and diluted	10,183,075	1,814,630

The accompanying notes are an integral part of these consolidated financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Net loss	$(7,214)	$(3,244)
Other comprehensive income (loss), net of tax:
Foreign currency translation	353	243
Total comprehensive loss, net of tax	$(6,861)	$(3,001)

The accompanying notes are an integral part of these consolidated financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	For The three Months Ended December 31,
	2015		2014
	Shares Outstanding	Amount	Shares Outstanding	Amount
Series A-3 convertible preferred stock
Balance as of the beginning of the period	39,663,482	$40	39,663,482	$40
Conversion to common stock	(39,663,482)	(40)	—	—
Balance as of the end of the period	—	$—	39,663,482	$40
Series B-3 convertible preferred stock
Balance as of the beginning of the period	38,589,303	$39	38,589,303	$39
Conversion to common stock	(38,589,303)	(39)	—	—
Balance as of the end of the period	—	$—	38,589,303	$39
Series C-3 convertible preferred stock
Balance as of the beginning of the period	19,081,778	$19	19,081,778	$19
Conversion to common stock	(19,081,778)	(19)	—	—
Balance as of the end of the period	—	$—	19,081,778	$19
Series D-3 convertible preferred stock
Balance as of the beginning of the period	52,509,212	$53	52,509,212	$53
Conversion to common stock	(52,509,212)	(53)	—	—
Balance as of the end of the period	—	$—	52,509,212	$53
Series E-3 convertible preferred stock
Balance as of the beginning of the period	—	$—	—	$—
Issuance of preferred stock	114,679,639	115	—	—
Conversion to common stock	(114,679,639)	(115)
Balance as of the end of the period	—	$—	—	$—
Common stock
Balance as of the beginning of the period	1,936,056	$2	1,814,630	$2
Exercise of stock option	4,226	—	—	—
Conversion of preferred stock to common stock	10,174,082	10
Issuance of common stock	5,000,000	5	—	—
Balance as of the end of the period	17,114,364	$17	1,814,630	$2
Additional paid-in-capital
Balance as of the beginning of the period		$388,047		$350,098
Issuance of common stock		21,764		—
Conversion of preferred stock to common stock		256		—
Amortization of share-based compensation		52		9
Balance as of the end of the period		$410,119		$350,107
Accumulated deficit
Balance as of the beginning of the period		$(384,685)		$(368,053)
Net loss		(7,214)		(3,244)
Balance as of the end of the period		$(391,899)		$(371,297)
Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		$63		$(401)
Foreign currency translation		353		243
Balance as of the end of the period		$416		$(158)
Total stockholders’ equity (deficit)		$18,653		$(21,195)

The accompanying notes are an integral part of these consolidated financial statements

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Operating Activities:
Net loss	$(7,214)	$(3,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	715	658
Provision for inventory obsolescence	1,134	602
Provision for loss on contracts	1,039	—
Warranty provision	230	215
Share-based compensation	52	9
Interest expense	66	31
Changes in operating assets and liabilities
Accounts receivable	1,024	(5,480)
Unbilled accounts receivable	(2,606)	(1,454)
Inventories	(1,533)	(2,386)
Deferred costs	(6,369)	(2,548)
Prepaid expenses and other assets	341	126
Accounts payable	(1,266)	3,626
Other accrued liabilities	1,489	(161)
Deferred revenue	118	5,699
Net cash used in operating activities	(12,780)	(4,307)
Investing Activities:
Changes in restricted cash	(2,530)	(115)
Purchases of property and equipment	(326)	(185)
Net cash used in investing activities	(2,856)	(300)
Financing Activities:
Repayment of debt	(11,237)	(4,612)
Proceeds from debt	9,633	8,909
Payment of capital lease obligations	(22)	—
Proceeds from issuance of common stock	21,764	—
Net cash provided by financing activities	20,138	4,297
Effect of exchange rate changes on cash	459	260
Net increase (decrease) in cash and cash equivalents	4,961	(50)
Cash and cash equivalents at beginning of period	1,753	1,920
Cash and cash equivalents at end of period	$6,714	$1,870
Supplemental disclosure of cash flow information:
Cash paid for interest	$312	$274
Cash paid for income taxes	$1	$15

The accompanying notes are an integral part of these consolidated financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Description of the Company

Xtera Communications, Inc. (“Xtera”), a Delaware Corporation, was founded in January 1998.  Xtera is a leading provider of high-capacity, cost-efficient optical transport solutions, supporting the high growth in global demand for bandwidth.  Xtera sells its high-capacity optical transport systems to telecommunications service providers, content source providers, enterprises and government entities worldwide to support their deployments of long-haul terrestrial and submarine optical cable networks.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the financial position and results of operations of Xtera and its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation.

Interim Consolidated Financial Information

The accompanying interim consolidated financial statements and footnotes have been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States of America, or GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification or ASU, for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Use of Estimates

The accompanying consolidated financial statements have been prepared with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the results of operations. Actual results could differ from those estimates. Significant estimates and assumptions relate to the net realizability of accounts receivable, the estimate for future warranty claims, impairments of goodwill, intangible assets and other long-lived assets, share-based compensation and inventory reserves.

Going-Concern

As shown in the accompanying financial statements, the Company has recurring losses and negative cash flows from operations.  As of September 30, 2015, the Company’s current liabilities exceeded its current assets by $4.7 million. These factors raise substantial doubt about the company’s ability to continue as a going concern.  The Company has funded its operations through a combination of bank debt, draws on line of credit and sale of common stock. During the three months ended December 31, 2015, the Company closed an initial public offering that raised net proceeds of $21.76 million.  Additionally, the Company continues to invest in new product solutions including focus on additional turnkey projects. Management believes this investment will allow the company to attract new customers and leverage relationships with existing customers resulting in improved operating margins and cash flows from operations. To fund this investment, we continue to explore opportunities to improve our working capital position and believe our plans mitigate the substantial doubt about the entity’s ability to continue as a going concern as of December 31, 2015. Accordingly, the accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Foreign Currency Translation and Transactions

The functional currency for the Company’s foreign subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the United States Dollar (“U.S. Dollar”) have been translated into U.S. Dollars.  All assets and liabilities of foreign operations are translated into U.S. Dollars using year-end exchange rates, and the statement of operations is translated at average exchange rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive loss in stockholders’ equity.

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

Restricted Cash

Restricted cash represents money market funds held by certain banks. Balances are classified between current and non-current assets based on the expiration dates of the performance bond agreements. At December 31, 2015, restricted cash of $3.8 million is collateral for various performance bonds in various geographical locations. In each case the cash is held in custody by the issuing bank and is restricted to withdrawal or use.

Accounts Receivable

Accounts receivable, representing amounts due from customers, are generally unsecured and are stated at the amount the Company expects to collect. Interest is generally not charged on overdue receivables. Unbilled receivables represent revenue amounts earned for which the appropriate revenue criteria have been met, but have not yet been billed because of contractual payment terms. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic considerations.  If a customer's financial condition changes, the Company may be required to record an additional allowance for doubtful accounts for that customer, which could negatively affect its results of operations. All receivables recorded for the three months ended December 31, 2015 and 2014 are fully collectible, and accordingly, no allowance has been recorded.

Inventories

Inventories consist of component materials and finished goods, which are valued at the lower of cost or market. The cost of inventories is determined using the first-in, first-out method.  Market value is based upon an estimated selling price reduced by the estimated cost of disposal. The determination of market value involves numerous judgments including estimated average selling prices based on recent sales volumes, industry trends, existing customer orders, current contract price, future demand and pricing for its products and technological obsolescence of the Company’s products.  Inventory that is obsolete or in excess of the Company’s forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand and included in cost of revenues. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company recorded a provision for inventory obsolescence of approximately $1.1 million and $0.6 million for the three months ended 2015 and 2014, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets include property and equipment and intangible assets. The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset, or (4) current period operating or cash flow loss combined with previous losses or projected future losses. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future undiscounted net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. There were no impairments of long-lived assets during the three months ended December 31, 2015 and 2014.

Estimated weighted average amortization periods for customer related intangibles and developed technology are 6.4 years and 15.4 years, respectively.

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

VSOE of selling price is used in the selling price allocation where it exists. However, in most instances, VSOE is unavailable for the Company’s products because the product solution delivered differs for each customer. Further, a substantial majority of the selling prices of each deliverable in the Company’s product solution offerings has not been consistent, and does not fall within a reasonable narrow pricing range.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

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

In instances where established VSOE or reliable TPE is unavailable for the Company products, the Company uses BESP in its allocation of arrangement consideration. VSOE is unavailable for the Company products because the product solution delivered differs for each customer. In addition, reliable TPE does not exist because the Company’s product solution is configured to comply with a pre-defined set of customer specific criteria which largely will not be interchangeable with a third party product solution. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, cost of production, market conditions, competitive landscape, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.

The Company applies the percentage-of-completion method to long-term arrangements where it is required to undertake significant production, customization or modification engineering, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage-of-completion method, the Company recognizes revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage-of-completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance. Unbilled percentage-of-completion revenues recognized are included in unbilled receivables. Billings in excess of revenues recognized on these contracts are recorded within deferred revenue.  The percentage of revenue recognized using the percentage-of-completion method for the three months ended December 31, 2015 and 2014 were 63.6% and 0.0%, respectively.

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

Computation of Net Income (Loss) per Share

The Company calculates basic earnings per share ("EPS") by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS includes other potential dilutive shares that would be outstanding if securities or other contracts to issue common stock were exercised or converted into common stock. A reconciliation of the numerator and denominator used for the basic and diluted EPS computations is set forth in Note 17 below.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

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

The Company recognizes the estimated fair value of restricted stock units, net of estimated forfeitures, as share-based expense over the service period. The Company uses the straight-line method to record expense for share-based awards with service-based vesting.

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

Sales Taxes

The Company is required by the applicable governmental authorities to collect and remit sales taxes. Accordingly, such amounts are charged to the customer, collected and remitted directly to the appropriate jurisdictional entity.  The Company reports revenue net of any taxes collected from customers and remitted to the relevant government authority.

Warranty Reserve

The Company provides a limited one to five year warranty on its products and accrues for estimated future warranty costs in the period in which revenue is recognized. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The following table reflects the changes in the Company’s warranty reserve:

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
	(In thousands)
Warranty reserve, beginning of period	$1,735	$978
Provision	230	215
Claims	(29)	(74)
Warranty reserve, end of period	$1,936	$1,119

Fair Value of Financial Instruments

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses payable and other liabilities, approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amount for the Company’s credit facility approximates fair value due to the short-term nature of the facilities as well as the use of variable interest rates that adjust periodically.

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

NOTE 4 - INVENTORIES

Inventories consist of the following:

	As of December 31,	As of September 30,
	2015	2015
	(In thousands)
Component materials	$8,031	$6,442
Finished goods	14,212	15,062
	22,243	21,504
Inventory reserves	(11,305)	(10,964)
Net inventories	$10,938	$10,540

The following table reflects the changes in the Company’s inventory reserve:

	Three Months Ended December 31,	Three Months Ended December 31,
	2015	2014
	(In thousands)
Inventory reserve, beginning of period	$10,964	$9,857
Provision - continuing operations	1,134	602
Write-offs	(793)	(247)
Inventory reserve, end of period	$11,305	$10,212

NOTE 4 - INVENTORIES — Continued

The Company writes down its inventory for estimated obsolescence or unmarketable inventory by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions.  As product moves through its life cycle, the Company anticipates that reserves will be required to reflect estimated net realizable value of the product.  The increased provision is primarily related to the Company’s older technologies that are no longer being incorporated in new solutions for customers.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As of December 31,	As of September 30,
	2015	2015
	(In thousands)
Computer software	$2,526	$2,509
Fixtures and equipment	25,737	25,575
Leasehold improvements	1,112	1,672
	29,375	29,756
Accumulated depreciation and amortization	(26,105)	(26,357)
Property and equipment, net	$3,270	$3,399

Depreciation and amortization expense for the three months ended December 31, 2015 and 2014 totaled approximately $0.4 million and $0.4 million, respectively. Included in fixtures and equipment is property leased under capital leases totaling $0.38 million and $0.38 million at December 31, 2015 and September 30, 2015, respectively.  Depreciation expense on property leased under capital leases for the three months ended December 31, 2015 and 2014 totaled approximately $0.01 million and $0.0 million, respectively.

NOTE 6 - INTANGIBLE ASSETS

As of the dates indicated, intangible assets are comprised of the following (in thousands):

	As of December 31, 2015			As of September 30, 2015
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer related intangible assets	$2,796	$2,796	$—	$2,796	$2,796	$—
Developed technology	15,838	8,554	7,284	15,838	7,554	8,284
Total intangible assets	$18,634	$11,350	$7,284	$18,634	$10,350	$8,284

Amortization expense for the three months ended December 31, 2015 and 2014 was approximately $0.3 million and $0.3 million respectively.  Expected future amortization of intangible assets for the fiscal years indicated is as follows:

(In thousands)
Remainder of 2016	$809
2017	1,079
2018	1,079
2018	1,079
2019	1,079
Thereafter	2,159
Total	$7,284

NOTE 7 - DEBT

Long-term debt consists of the following:

	As of December 31,	As of September 30,
	2015	2015
	(In thousands)
Term loan	$5,312	$6,129
Line of credit	5,989	6,711
	11,301	12,840
Less current maturities	(11,301)	(10,707)
Total long-term debt	$—	$2,133

On May 10, 2011, the Company entered into a venture loan and security agreement with a financial institution that provided for an initial term loan of up to $10.0 million and an option for an additional term loan of up to $2.0 million and issued to the financial institution a warrant to purchase 983,607 shares of the Company’s preferred stock.  The Company’s obligations under the loan and security agreement are secured by a security interest on all of its assets, including its intellectual property.  The loan and security agreement contains customary events of default and non-financial covenants, including covenants limiting the Company’s ability to incur liens, dispose of assets, pay dividends or make other distributions to holders of its equity securities, merge with or acquire other entities, incur debt, and make investments, in each case subject to certain exceptions.  The loan and security agreement does not require the Company to comply with any financial covenants.   The initial term loan bears interest at 11.5% per annum, matures on December 1, 2014, and requires interest only payments through June 1, 2012 and principal and interest payment thereafter.  The warrant expires on November 17, 2020 and upon completion of the Company’s initial public offering, is exercisable for 37,832 shares of the Company’s common stock.  A $2 million outstanding balance due to the financial institution was repaid using a portion of the proceeds from the initial term loan.  The Company exercised the option to obtain the additional $2 million loan on December 27, 2011.  The additional term loan bears interest at 11.5% per annum, matures on July 1, 2015, and requires interest only payments through January 1, 2013 and principal and interest payments thereafter.  Based on their relative fair values at issuance, $8.8 million of the proceeds was allocated to the term loan and $1.2 million to warrants. The relative fair value of the warrants which was determined using the Black Scholes Option pricing model, was recorded as additional paid-in-capital and reduced the carrying value of the loan. The warrants are being amortized to interest expense over the term of the loan using the effective interest method.

Effective March 1, 2014, the Company modified the venture loan and security agreement with the above financial institution to combine the two loans, change the interest rate, revise the repayment schedule amount and extend the maturity date. The modified term loan bears interest at 12.5% per annum and matures on December 31, 2016. The modification added additional nominal payment at the end of the debt term.  The Company may, at its option, prepay the borrowings by paying a prepayment premium.  No other changes were made to the terms of the debt. The fees paid for the modification are being amortized as an adjustment of interest expense using the interest method. At December 31, 2015, the unamortized warrant was $0.0 million, and the outstanding balance of the loan totaled $5.3 million.

In June 2010, the Company obtained a $7.5 million revolving line of credit facility from a bank. The line of credit expired in October 2011, was modified and reinstated in February 2012, and renewed in December 2013. Borrowings under the line of credit bear interest at the greater of (i) 4.25% and (ii) the prime rate plus 3.25%.  All borrowings are collateralized by the Company’s receivables and inventory.  Borrowings under the line of credit are subject to certain restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items.  The renewed facility expired on January 1, 2015 and the Company elected to obtain a new line of credit facility from another bank.

NOTE 7 - DEBT — Continued

In January 2015, the Company obtained a revolving line of credit facility with a bank for $12.5 million, as defined in the loan and security agreement.  The line of credit expired on January 15, 2016 and has been modified and extended through April 15, 2016.   Borrowings under the line of credit bear interest at the greater of (i) 7.0% and (ii) the prime rate plus 3.5%. The Company’s obligations under the loan and security agreement are secured by a security interest on all of its assets.  The financial institution described above has agreed to subordinate its obligations to those under the revolving line of credit facility.  The outstanding balance on the line of credit was $6.0 million at December 31, 2015 and $4.1 million was available for borrowing based on the borrowing base at December 31, 2015. The loan and security agreement contain customary conditions to borrowing, events of default, and covenants, including covenants limiting the Company’s ability to merge or consolidate with other entities, acquire or dispose of assets, make investments, incur debt and pay dividends, in each case subject to certain exceptions.  One financial covenant requires us to maintain a minimum adjusted cash flow. As of December 31, 2015 the Company is in compliance with the terms of the revolving line of credit facility. Concurrently with entering into the loan and security agreement, the Company issued to the bank a warrant to purchase 769,231 shares of the Company’s preferred stock that expires on the tenth anniversary of its date of issuance.  As of the completion of the Company’s initial public offering, the warrant became exercisable for 29,586 shares of the Company’s common stock.  The relative fair value of the warrant was $0.3 million, which was determined using the Black Sholes Option pricing model, was recorded as additional paid-in-capital and reduced the carrying value of the loan.  The warrant is being amortized to interest expense over the term of the loan using the effective interest method.

The debt obligations for future fiscal years are as follows:

As of
December 31, 2015
(In thousands)
Remainder of 2016	$9,169
2017	2,132
11,301
Less current maturities	(11,301)
Total long-term debt	$—

NOTE 8 - EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution 401(k) plan which covers all full-time employees who are at least 18 years of age. Participants may contribute up to 60% of pretax compensation, subject to certain limitations. Employee contributions are invested, at the employees’ discretion, among a variety of investment alternatives. Company contributions are discretionary. No contributions were made for the three months ended December 31, 2015 and 2014.

NOTE 9 - FAIR VALUE MEASUREMENTS

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

NOTE 9 - FAIR VALUE MEASUREMENTS — Continued

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

The following table presents financial assets at December 31, 2015 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

Asset	Level 1	Level 2	Level 3	Total
Money market funds	$3,694	$—	$—	$3,694
Government securities	109	—	—	109
Total assets	$3,803	$—	$—	$3,803
Amounts included in:
Restricted cash	$3,803	$—	$—	$3,803
Total	$3,803	$—	$—	$3,803

The following table presents financial assets at September 30, 2015 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

Asset	Level 1	Level 2	Level 3	Total
Money market funds	$1,160	$—	$—	$1,160
Government securities	112	—	—	112
Total assets	$1,272	$—	$—	$1,272
Amounts included in:
Restricted cash	$1,272	$—	$—	$1,272
Total	$1,272	$—	$—	$1,272

NOTE 10 - INCOME TAXES

The following is a geographic breakdown of the provision for income taxes (in thousands):

	Three Months Ended December 31,
	2015	2014
Domestic	$—	$—
Foreign	1	15
Total	$1	$15

The Company had an effective tax rate for the three months ended December 31, 2015 and 2014 of (0.01)% and (0.08)%, respectively.  The total income tax provision for the three months ended December 31, 2015 and 2014 differed from amounts computed by applying the U.S. federal statutory tax rate to loss before income taxes primarily due to the recording of the valuation allowance against the net deferred tax assets.

NOTE 10 - INCOME TAXES — Continued

Federal net operating losses may be carried forward for 20 years. The Company has estimated federal net operating loss carryforwards at December 31, 2015 of approximately $214 million which begin to expire in the year 2018. The net operating loss does consider potential limitations under IRC Section 382 which defers or limit the benefit to offset future taxable income. The Company has established a valuation allowance to reserve the net deferred tax asset at December 31, 2015 and September 30, 2015 due to the uncertainty of the timing and amount of future taxable income.  The valuation allowance will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized.

NOTE 11 - STOCKHOLDERS’ EQUITY

Number of shares issued and outstanding (in whole shares):

	Preferred	Preferred	Preferred	Preferred	Preferred
	Shares	Shares	Shares	Shares	Shares
	Convertible	Convertible	Convertible	Convertible	Convertible	Common
	Series A-3	Series B-3	Series C-3	Series D-3	Series E-3	Stock
As of September 30, 2014	39,663,482	38,589,303	19,081,778	52,509,212	—	1,814,630
Issuance of Preferred stock	—	—	—	—	114,679,639	—
Exercise of warrants	—	—	—	—	—	119,881
Exercise of stock options	—	—	—	—	—	1,545
As of September 30, 2015	39,663,482	38,589,303	19,081,778	52,509,212	114,679,639	1,936,056
Conversion of preferred stock to common stock	(39,663,482)	(38,589,303)	(19,081,778)	(52,509,212)	(114,679,639)	10,174,082
Issuance of common stock	—	—	—	—	—	5,000,000
Exercise of stock options	—	—	—	—	—	4,226
As of December 31, 2015	—	—	—	—	—	17,114,364

Convertible Preferred Stock

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

Conversion of Preferred Stock

In connection with the closing of the Company’s initial public offering, on November 17, 2015, the outstanding shares of Series A-3 Preferred Stock, Series B-3 Preferred Stock, Series C-3 Preferred Stock, Series D-3 Preferred Stock, and Series E-3 Preferred Stock were converted into 10,174,082 shares of common stock.   The Common Stock issued in connection with this conversion is subject to lock-up requirements for periods that expire May 10, 2016.

NOTE 11 - STOCKHOLDERS’ EQUITY — Continued

Reverse Stock Split

On October 26, 2015, the Company effected a 26-for-one reverse stock split of its common stock. Upon the effectiveness of the reverse stock split, (i) every 26 shares of outstanding common stock were reclassified and combined into one share of common stock, (ii) the number of shares of common stock for which each outstanding option and warrant to purchase common stock is exercisable was proportionately decreased and the exercise price of each outstanding option and warrant to purchase common stock was proportionately increased and (iii) the conversion rate at which each share of the Company's convertible preferred stock was convertible into common stock was proportionately decreased. Fractional shares of common stock were rounded up to the nearest whole share.  The total number of authorized shares of common stock and the par value per share of common stock did not change as a result of the reverse stock split. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split and adjustment of the preferred share conversion ratios and exercise price of each outstanding option and warrant as if the transaction had occurred as of the beginning of the earliest period presented.

Initial Public Offering

The registration statement on Form S-1 for the Company’s initial public offering was declared effective on November 12, 2015. On November 17, 2015, the Company consummated the public offering of 5,000,000 shares of common stock at $5.00 per share and received from the underwriters net proceeds of $23.23 million (net of underwriters’ discount of $ 1.75 million and underwriter offering expenses of $0.02 million). The Company incurred additional underwriting expenses of approximately $1.46 million, yielding net proceeds from the initial public offering of approximately $21.76 million.

NOTE 12 - STOCK-BASED COMPENSATION

In November 1999, the Company’s Board of Directors approved the adoption of a stock option plan (the “1999 Stock Option Plan”), which, as amended through July 31, 2007, authorized the grant of options to purchase up to 929,750 shares of the Company’s common stock. The 1999 Stock Option Plan expired on December 31, 2010, and options will no longer be granted under the 1999 Stock Option Plan. However, if outstanding options granted under the 1999 Stock Option plan expire or are terminated or canceled without having been exercised, such options shall automatically be placed into the stock option pool under the 2011 Stock Option Plan. Options under the 1999 Stock Option Plan had a ten-year term and generally vested over four years or over various terms based on Board of Directors approval from the date of grant.

In September 2011, the Company’s Board of Directors approved the adoption of a new stock option plan (the “2011 Stock Option Plan”), which, authorized the grant of options to purchase up to 615,385 shares of the Company’s common stock. The 2011 Stock Option Plan provides for the granting of options and issuance of shares to eligible employees, consultants, and members of the Board of Directors to purchase the Company’s common stock at an exercise price not less than the par value, and, in the case of incentive options, not less than 100% of the fair market value per share on the date of grant as determined by the Board of Directors.  The plan was terminated on November 17, 2015 and options will no longer be granted under the 2011 Stock option Plan.  However, if outstanding options granted under the 1999 Stock Option Plan or the 2011 Stock Option Plan expire or are terminated or canceled without having been exercised, such options shall automatically be placed in the stock option pool under the 2015 Equity Incentive Plan. All options granted to employees under the 2011 Stock Option Plan are exercisable prior to vesting, subject to a right of repurchase by the Company at the original exercise price for all unvested shares.  Once the optionee vests in the shares underlying the options and until certain events occur, the Company has a right of first refusal to repurchase these shares at fair value after the individual has received a bona fide third-party offer with respect to those vested shares. Options under the 2011 Stock Option Plan have a ten-year term and generally vest over four years or over various terms based on Board of Directors approval from the date of grant.

In October 2015, the Company’s Board of Directors approved the adoption of a new equity incentive plan (the “2015 Equity Incentive Plan”), which authorized the grant of awards for up to 3,000,000 shares of the Company’s common stock.  The 2015 Equity Incentive Plan provides for the granting of equity awards including options, stock appreciation rights (SAR), restricted stock purchase rights, restricted stock bonuses, restricted stock units, performance shares, performance units, and other stock based awards to eligible employees, consultants and members of the Board of Directors.  Subject to certain restrictions, the Compensation Committee of the Board of Directors has broad discretion to establish the terms and conditions for awards under 2015 Equity Incentive Plan, including the number of shares, vesting conditions, and the required service or performance criteria.  Options and SARs have a maximum term of ten years, and their exercise price may not be less than 100% of fair market value on the date of grant. Under certain change in control transactions the Compensation Committee has the authority to accelerate vesting of awards.

NOTE 12 - STOCK-BASED COMPENSATION — Continued

The 2015 Equity Incentive Plan has a provision for the annual increase in the maximum number of shares issuable under the plan.  On January 1 of each year, the shares available under the plan shall be cumulatively increased by a number of shares equal to the lesser of i) 3.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or ii) an amount determined by the Company’s Board of Directors.  As of December 31, 2015, the total shares authorized for issuance under the 2015 Plan was 3,158,511.

Stock Options

There were no stock options granted during the three months ended December 31, 2015 and 2014.

A summary of changes in stock options outstanding is as follows:

		Weighted	Weighted
		Average	Average
		Grant	Remaining	Aggregate
	Number of	Price in	Contractual	Intrinsic
	Options	$	Term	Value
	(In whole shares)		(In years)	(in $ thousands)
Outstanding at September 30, 2015	836,767	1.82	5.3	2,830
Granted	—	—
Exercised	(4,226)	—
Forfeited/cancelled	—	—
Expired/cancelled	—	—
Outstanding at December 31, 2015	832,541	1.83	5.0	2,220
Vested options exercisable at December 31, 2015	815,363	1.86	5.0	2,151
Unvested options exercisable at December 31, 2015	17,178	0.45	7.4	70

At December 31, 2015, 3,092,742 shares remain available for grant under the 2015 Equity Incentive Plan.

The aggregate intrinsic value of the Company’s stock options exercised during the three months ended December 2015 and 2014 were $0.02 million and $0.0 million, respectively.  The Company did not grant any stock options during the first three months of fiscal 2015 or 2014.

During the three months ended December 31, 2015 and 2014, the Company recognized compensation expense of $0.00 million and $0.01, respectively, for stock options. At December 31, 2015, there was $0.01 million of unrecognized compensation expense related to stock options, excluding estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.2 years.

Net cash proceeds from the exercise of stock options were $0.00 million and $0.00 million during the three months ended December 2015 and 2014, respectively. The Company realized no tax benefits from those exercises.

Restricted Stock Units

A restricted stock unit is a stock award that entitles the holder to receive shares of the Company’s common stock as the unit vests.  The Company’s outstanding restricted stock unit awards are subject to service-based vesting conditions.  Awards subject to service-based vesting conditions typically vest in increments over a three or four year period or on a specific date as determined by the Compensation Committee.

NOTE 12 - STOCK-BASED COMPENSATION — Continued

The following table is a summary of the Company’s restricted stock unit activity for the period indicated, with the aggregate fair value of the balance outstanding at the end of each period, based on the Company’s closing stock price on the last trading day of the relevant period.

Weighted
Average
Grant Date
	Restricted	Fair Value	Aggregate
	Stock Units	Per Share	Fair Value
	(In whole shares)		(in thousands)
Balance at September 30, 2015	—	$—	$—
Granted	65,769	$4.66	$306.00
Vested	—
Forfeited or cancelled	—
Balance at December 31, 2015	65,769	$4.66	$296.00

The fair value of each restricted stock unit aware is based on the closing price on the date of grant.  Share-based expense for service-based restricted stock unit awards is recognized, net of estimated forfeitures, ratably over the vesting period on a straight-line basis.

During the three months ended December 31, 2015 and 2014, the Company recognized compensation expense of $0.05 million and $0.0 million, respectively, for restricted stock units.  At December 31, 2015 there was $0.26 million of unrecognized compensation expense, excluding estimated forfeitures, which is expected to be recognized over a weighted-average period of 0.3 years.

Because share-based compensation expense is recognized only for those awards that are ultimately expected to vest, the amount of share-based compensation recognized reflects a reduction for estimated forfeitures.  The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods based upon new or changed information.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases multiple office spaces under non-cancellable operating leases which escalate annually and expire from fiscal years 2017 to 2022. Rental expense for the three months ended December 2015 and 2014 totaled $0.17 million and $0.16 million, respectively.

Capital leases

The Company leases computer equipment under capital leases that include a $1 purchase option as the end of the lease term.  The lease terms range from 36 months to 60 months with interest rates ranging from 6% to 8%. The current and non-current amounts of the present value of net minimum lease payments are $0.1 million and $0.3 million, respectively

Purchase Commitments

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company.  If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory.  As of December 31, 2015, the maximum potential payment under these commitments totaled approximately $8.6 million which approximates fair value.

NOTE 14 - CREDIT CONCENTRATION AND SIGNIFICANT CUSTOMERS

At December 31, 2015 and September 30, 2015, two and three customers accounted for 77.9% and 82.6% of total accounts receivable, respectively.

During the three months ended December 2015 and 2014, three customers accounted for 81.3% and 80.8% of total revenues, respectively.

A significant portion of the Company’s purchases are from three suppliers. During the three months ended December 2015 and 2014, material purchases from these suppliers accounted for 79.3% and 79.5% of total material purchases, respectively. The Company does not anticipate any changes in the relationship with these suppliers; however, if such a change were to occur, the Company has alternative sources of materials available.

NOTE 15 - LEGAL PROCEEDINGS

In March 2015, Sycamore IP Holdings, LLC, or Sycamore, which the Company believes is a non-practicing entity, filed a lawsuit against us in the United States District Court for the Eastern District of Texas. In the lawsuit, Sycamore alleges the Company’s Nu-Wave Optima platform and related products infringe U.S. patent 6,952,405 B2 and is seeking injunctive relief, damages and costs. Sycamore has asserted similar claims against numerous other companies, including Adva Optical Networking Incorporated, Ericsson, EXFO Incorporated, JDS Uniphase Corporation, Menara Networks, Inc. and RAD Data Communications. The Company disputes any allegations of wrongdoing and intends to defend itself vigorously in this matter.

The Company is subject to various legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material effect on its results of operations, financial position or cash flows.

NOTE 16 - SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Company’s chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about project revenue by geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level.  The Company projects are obtained primarily through a competitive bid or negotiated contract process.  These projects have similar cost structures, including labor, equipment and materials.  The Company executes its projects in a similar fashion with a centralized estimating, project controls and management group, and the risks and rewards of project performance are not affected by the location of a specific project but on the Company’s ability to compete on pricing and execute within its estimated costs.  The Company has the same types of customers with similar funding drivers and market demands across its business.  The Company’s customer base includes telecommunications service providers, content service providers, enterprises and government entities worldwide.  The Company considers the funding availability to be similar across its business, which is driven by the demand for bandwidth from its customer base.  Accordingly, the Company is considered to be in a single reporting segment and operating unit structure.

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue by geographic region and long-lived assets by geographic region (in thousands):

Revenue by Geographic Region

	Three months ended December 31,
	2015	2014
Americas	$8,730	$12,577
Europe Middle East and Africa (EMEA)	3,839	351
Asia Pacific (APAC)	61	437
Total revenue	$12,630	$13,365

Property and equipment, net

	As of December 31,	As of September 30,
	2015	2015
	(In thousands)
Americas	$2,898	$2,968
EMEA	372	431
APAC	—	—
Total property and equipment, net	$3,270	$3,399

NOTE 17 – LOSS PER SHARE

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

NOTE 17 – LOSS PER SHARE — Continued

The following table sets forth the computation of net income (loss) per common share – basic and diluted (in thousands, except share and per share amounts):

	Three months ended December 31,
	2015	2014
Numerator
Net loss	$(7,214)	$(3,244)
Undeclared preferred stock dividend	—	(3,374)
Loss attributable to common	$(7,214)	$(6,618)
Denominator
Basic weighted average common shares outstanding	10,183,075	1,814,630
Effect of dilutive securities	—	—
Dilutive weighted average common shares outstanding	10,183,075	1,814,630
Net loss per share
Basic	$(0.71)	$(3.65)
Dilutive	$(0.71)	$(3.65)

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

	Three months ended December 31,
	2015	2014
Stock options outstanding	832,541	841,655
Restricted stock units	65,769	—
Warrants to purchase C-3 convertible preferred stock *	983,607	983,607
Warrants to purchase D-3 convertible preferred stock *	769,231	—
Series A-3 convertible preferred stock	—	39,663,482
Series B-3 convertible preferred stock	—	38,589,303
Series C-3 convertible preferred stock	—	19,081,778
Series D-3 convertible preferred stock	—	52,509,212

*

Upon completion of the Company’s initial public offering in November 2015, warrants to purchase shares of the Company’s C-3 convertible preferred stock and D-3 convertible preferred stock were converted into warrants to purchase shares of the Company’s common stock.

NOTE 18 – RELATED PARTIES

Advance to Officer

The Company had an outstanding advance to an officer of the company in the amount of $0.0 million and $0.099 million as of December 31, 2015 and September 30, 2015, respectively. The advance was not subject to interest, payable on demand and included in accounts receivable.  Prior to December 31, 2015, the advance was repaid in full and no balance was outstanding at December 31, 2015.

\Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q (as well as documents incorporated herein by reference) may be considered “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Quarterly Report on Form 10-Q (as well as documents incorporated herein by reference), other than statements of historical fact, are forward-looking. You can identify forward-looking statements by terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or “would” or the negative of these terms or similar expressions. Examples of these forward-looking statements include, but are not limited to, statements regarding the following:

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

There are a number of important factors that could cause our actual results to differ materially from the results anticipated by these forward-looking statements. These important factors include those that we discuss in this Quarterly Report on Form 10-Q (as well as documents incorporated herein by reference), and in particular, the risks discussed under the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended September 30, 2015. You should read these factors and the other cautionary statements made in this Quarterly Report on Form 10-Q (as well as documents incorporated herein by reference), as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report on Form 10-Q (as well as documents incorporated herein by reference). If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise indicated, information contained in this Quarterly Report on Form 10-Q (as well as documents incorporated herein by reference) concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity and market share, is based on information from various sources (including other industry publications, surveys, forecasts and our internal research), and on assumptions that we have made, which we believe are reasonable, based on those data and other similar sources and on our knowledge of the markets for our services. Our internal research has not been verified by any independent source, and we have not independently verified any third-party information and cannot assure you of its accuracy or completeness. While we believe the market position, market opportunity and market share information included in this Quarterly Report on Form 10-Q is generally reliable, such information is inherently imprecise. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q (as well as documents incorporated herein by reference) and in our Annual Report on Form 10-K for the year ended September 30, 2015. These and other factors could cause results to differ materially from those expressed in the projections, assumptions and estimates included in this Quarterly Report on Form 10-Q.

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

Our customer base varies from period to period based on the mixture and timing of the solutions that we sell. Given the scale of the deployments, we typically deploy our solutions with our customers over multiple years. For the three months ended December 31, 2015 and 2014, 93.4% of our revenue was generated by six customers and 95.3% of our revenue was generated by six customers, respectively.

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

Components of Operating Results

Revenue

We derive a substantial majority of our revenue from the sale of our products. We also generate revenue from the sales of support services related to our products. Products revenue represents sales of our long-haul products, which include sales of our turnkey solutions. Services revenue consists primarily of pre-and post-implementation services for customer networking needs, including training, network planning and monitoring, on-call support, hardware and software warranties and upgrade planning. We primarily sell our products through our direct sales force, and we expect to continue generating a significant majority of our revenue from direct sales in the future. We typically sell our products through third-party distributors only when logistics or local customs regulations make doing so more efficient. Our revenue may vary significantly from period to period as a result of fluctuations in the timing of customer orders, revenue recognition in relation to the shipment of products and percentage-of-completion of long term arrangements.

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

General and Administrative

General and administrative expense consists primarily of salary and related benefit costs, including share-based compensation expense and facilities costs related to our executive, finance, human resource and information technology organizations, and fees for professional services. Professional services principally consist of outside legal, audit and information technology consulting costs. We expect general and administrative expense to increase in absolute dollars but decrease as a percentage of revenue in the fiscal year ending September 30, 2016. During the fiscal year ending September 30, 2016, we plan to hire additional personnel, make improvements to our accounting, information systems and compliance infrastructure and incur significant additional costs for the compliance requirements of operating as a public company, including costs associated with compliance with regulations governing public companies, increased costs of directors’ and officers’ liability insurance and higher accounting, legal, insurance and investor relations costs.

Other Income (expense), net

Other income (expense), net includes interest expense on our debt, interest income on our cash balances, and revaluation losses or gains on foreign currency transactions.

Critical Accounting Policies and Estimates

Our unaudited interim consolidated financial statements are based on the selection and application of significant accounting policies. The preparation of unaudited interim consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and the reported amounts of net sales, expenses and allocated charges during the reporting period. Actual results could differ from those estimates. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Management believes there have been no significant changes during the three months ended December 31, 2015 to the items we disclosed in our critical accounting policies and estimates in the MD&A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Results of Operations

Selected Consolidated Statement of Operations Data (Amount in thousands):

	Three Months Ended December 31,
	2015	2014
Total revenue	$12,630	$13,365
By Type:
Products	10,842	12,179
Services	1,788	1,186
By Geography:
Americas	8,730	12,577
EMEA	3,839	351
APAC	61	437
Cost of Revenue	12,949	9,786
By Type:
Products	12,189	9,224
Services	760	562
Gross profit	(319)	3,579
Operating expenses:
Sales and marketing	1,525	1,193
Research and development	2,764	2,752
General and administrative	1,837	1,617
Total operating expenses:	6,126	5,562
Other income (expense), net	(768)	(1,246)

Selected Consolidated Statement of Operations Data, as a Percentage of Total Revenue:

	Three Months Ended December 31,
	2015	2014
Total revenue	100.0%	100.0%
By Type:
Products	85.8%	91.1%
Services	14.2%	8.9%
By Geography:
Americas	69.1%	94.1%
EMEA	30.4%	2.6%
APAC	0.5%	3.3%
Cost of Revenue	102.5%	73.2%
By Type:
Products	96.5%	69.0%
Services	6.0%	4.2%
Gross profit	(2.5)%	26.8%
Operating expenses:
Sales and marketing	12.1%	8.9%
Research and development	21.9%	20.6%
General and administrative	14.5%	12.1%
Total operating expenses:	48.5%	41.6%
Other income (expense), net	(6.1)%	(9.3)%

Three Months Ended December 31, 2015 Compared with Three Months Ended December 31, 2014

Revenue

Total revenue for the three months ended December 31, 2015 decreased by $0.7 million, or 5.5%, to $12.6 million from $13.4 million for the three months ended December 31, 2014. Product revenue decreased by $1.3 million, or 11.0%, for the three months ended December 31, 2015 from the three months ended December 31, 2014, primarily driven by decreased sales of our products and the timing of delivery of our solutions to customers. Of the $10.8 million of product revenue, $7.0 million was attributable to sales of our turnkey solutions.  We had no revenue from turnkey solutions in the three months ended December 31, 2014. Services revenue for the three months ended December 31, 2015 increased by $0.6 million, or 50.8%, to $1.8 million from $1.2 million for the three months ended December 31, 2014. The increase in services revenue was driven by increased revenue from project management related to turnkey solutions.

Cost of Revenue

Total cost of revenue for the three months ended December 31, 2015 increased by $3.1 million, or 32.3%, to $12.9 million from $9.8 million for the three months ended December 31, 2014. Product cost of revenue increased by $3.0 million, or 32.1%, for the three months ended December 31, 2015. The increase in product cost of revenue was primarily due to a $1.1 million provision for excess inventory, a $1.0 million provision for a loss contract and higher costs associated with turnkey solutions.  We expect continued variability in our inventory reserve as we invest in new product technology and determine how to most efficiently utilize existing inventory.  Of the $12.2 million in product cost of revenue, $7.0 million was attributable to our turnkey solutions. Service cost of revenue increased by $0.2 million, or 35.2%, for the three months ended December 31, 2015 primarily as result of the increase in delivery of services to customers.

Cost of revenue for the three months ended December 31, 2015 included a $1.0 million loss on a contract we signed in the quarter.  Our current estimated cost on the contract exceeds the purchase price resulting in a loss.  Based on our experience, we believe this relationship will ultimately prove profitable through additional purchase orders which we anticipate will include higher margin line cards.

Gross Profit

Gross profit decreased by $3.9 million, or 109%, to a loss of $0.3 million for the three months ended December 31, 2015 from $3.6 million for the three months ended December 31, 2014. Gross profit as a percentage of revenue for the three months ended

December 31, 2015 and 2014 was (2.5)% and 26.8%, respectively. The decrease in gross profit as a percentage of revenue for the three months ended December 31, 2015 as compared to same period 2014 was primarily driven by a $1.1 million provision for excess inventory, a $1.0 million provision for a loss contract and an increase in turnkey solution sales, which have a lower gross margin contribution rate than our other product offerings.

Operating Expenses

Research and Development

Research and development expense for the three months ended December 31, 2015 and 2014 was flat at $2.8 million. As a percentage of revenue, research and development expense was approximately 21.9% and 20.6% for the three months ended December 31, 2015 and 2014, respectively. The relatively flat research and development expense was primarily due to management’s discipline on research and development and other discretionary spending.

Sales and Marketing

Sales and marketing expenses increased by $0.3 million, or 27.8%, to $1.5 million for the three months ended December 31, 2015 from $1.2 million for the three months ended December 31, 2014. As a percentage of revenue, sales and marketing expenses were approximately 12.1% and 8.9% for the three months ended December 31, 2015 and 2014, respectively. The increase in sales and marketing expenses was primarily due to an increase in commission costs as a result of an increase in new contracts added to backlog during the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

General and Administrative

General and administrative expenses for the three months ended December 31, 2015 increased by $0.2 million, or 13.6%, to $1.8 million compared to $1.6 million for the three months ended December 31, 2014. The increase in general and administrative expenses was primarily due to increased costs associated with becoming a public company. As a percentage of revenue, general and administrative expenses were 14.5% and 12.1% for the three months ended December 31, 2015 and 2014, respectively.

Other Income (Expense), Net

Other expense, net, decreased by $0.5 million, or 38.4%, to $0.8 million for the three months ended December 31, 2015 from $1.2 million for the three months ended December 31, 2014. The decrease in other expense was driven by a $0.6 million decrease in interest expense to $0.4 million in the three months ended December 31, 2015 from $1.0 million in the three months ended December 31, 2014 offset by higher foreign exchange losses.

Variability of Quarterly Results

Our operating results fluctuate from quarter to quarter as a result of a variety of factors, many of which are outside of our control. These factors can include fluctuations in demand for our solutions, reductions in customers’ budgets for purchase and delays in their purchasing cycles, order cancellations, reductions or delays, the timeliness of our customers’ payments and general economic conditions. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations with respect to long-term future revenue and global customers. As a result, our historical results should not be considered a reliable indicator of our future results of operations. For additional information on matters that may affect our quarterly results, see the section titled “Risk Factors—Our operating results may fluctuate significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations” in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception. For the three months ended December 31, 2015 and 2014, we had a net loss of $7.2 million and $3.2 million, respectively. As of December 31, 2015, we had an accumulated deficit of $391.9 million.  We are currently in an investment phase as we expand new customer footprints, including turnkey projects which require a significant amount of working capital.  We manage our working capital availability through a combination of debt and equity instruments.

In November 2015, we completed our initial public offering in which we issued and sold 5,000,000 shares of our common stock at a public offering price of $5.00 per share. We received net proceeds of $21.76 million after deducting underwriting discounts and commissions and other direct offering expenses, which were available for general corporate purposes. Upon completion of the

Company’s initial public offering we paid down the revolving line of credit facility, capitalized performance bonds on new customer contracts and used the remaining proceeds to fund the working capital requirements of the Company.

In addition, we have a $12.5 million revolving credit facility that we utilize for working capital needs and to satisfy other contractual obligations and at December 31, 2015, under the terms of the agreement we could have borrowed an additional $4.1 million based on our available collateral. We also use term loans as a source of funds to facility our liquidity needs on a longer term basis.  As of December 31, 2015, we had $6.7 million of cash and cash equivalents, excluding $3.8 million of restricted cash, and $11.3 million of debt.

As a result of the completion of our initial public offering in November 2015, we believe we have the available resources to meet our liquidity requirements, including debt service, for the next twelve months. If our cash flow from operations is insufficient to fund our debt service and other obligations, we may be required to use other means available to us such as increasing our borrowings, reducing or delaying capital expenditures, seeking additional capital or seeking to restructure or refinance our indebtedness. There can be no assurance that we will be able to generate sufficient cash flows to meet our liquidity requirements, or that we will be able to maintain our ability to borrow under our revolving credit facility. See the “Risk Factors” section of this Quarterly Report on Form 10-Q.

	Three Months Ended December 31,
	2015	2014
Cash used in operating activities	$(12,780)	$(4,307)
Cash used in investing activities	(2,856)	(300)
Cash provided by financing activities	20,138	4,297
Changes in working capital	10,462	1,958

Cash Flows

Cash and cash equivalents as of December 31, 2015 were $6.7 million, which was an increase of $5.0 million from September 30, 2015.

Net Cash Used in Operating Activities

Cash flow used in operating activities increased $8.5 million to a cash outflow of $12.8 million for the three months ended December 31, 2015 compared to a cash outflow of $4.3 million for the three months ended December 31, 2014. The increase in operating cash outflows was primarily due to a larger loss from operations and a change in operating assets and liabilities of $10.2 million. Net loss increased to $7.2 million during the three months ended December 31, 2015, compared with $3.2 million for the three months ended December 31, 2014.

Net Cash Used in Investing Activities

Net cash used in investing activities increased to a cash outflow of $2.9 million during the three months ended December 31, 2015 compared to $0.3 million during the three months ended December 31, 2014. Net cash used in investing activities increased primarily due to an increase in restricted cash used to collateralize performance bonds on contracts executed during the quarter.

Our cash outflow for capital expenditures was $0.3 million and $0.2 million for the three months ended December 31, 2015 and 2014, respectively. Capital expenditures were primarily related to major replacements of equipment and various investments to reduce future operating costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased to a cash inflow of $20.1 million for the three months ended December 31, 2015 compared to a cash inflow of $4.3 million during the three months ended December 31, 2014. The increase was primarily due to proceeds received in our initial public offering, net of offering expenses, of $21.8 million offset by $1.3 million of debt repayment, net of borrowing, during the three months ended December 31, 2015.

Debt and Other Obligations

Long-term debt consists of the following:

	As of December 31,	As of September 30,
	2015	2015
	(In thousands)
Term loan	5,312	6,129
Line of credit	5,989	6,711
	11,301	12,840
Less current maturities	(11,301)	(10,707)
Total long-term debt	$—	$2,133

In May 2011, we entered into a venture loan and security agreement with Horizon Technology Finance Corporation, or Horizon, that provided for an initial term loan of up to $10.0 million, an option for an additional term loan of up to $2.0 million, and our issuance to Horizon of a warrant to purchase shares of our preferred stock, which upon completion of our initial public offering, is now exercisable for 37,832 shares of our common stock. Our obligations under the loan and security agreement are secured by a security interest on all of our assets. The loan and security agreement contains customary events of default and non-financial covenants, including covenants limiting our ability to incur liens, dispose of assets, pay dividends or make other distributions to holders of our equity securities, merge with or acquire other entities, incur debt, and make investments, in each case subject to certain exceptions. The loan and security agreement does not require us to comply with any financial covenants. The initial term loan bore interest at 11.5% per annum, matured on December 1, 2014, and required interest only payments through June 1, 2012 and principal and interest payments thereafter. The warrant expires on November 17, 2020 and upon completion of our initial public offering is exercisable for 37,832 shares of the Company’s common stock. A $2.0 million outstanding balance due to Horizon Technology Finance Corporation was repaid using a portion of the proceeds from the initial term loan. We exercised our option to draw down the additional $2.0 million term loan in December 2011. The additional term loan bore interest at 11.5% per annum, matured on July 1, 2015 and required interest-only payments through January 1, 2013 and principal and interest payments thereafter. Based on their relative fair values at issuance, $8.8 million of the proceeds was allocated to the initial term loan and $1.2 million to the warrant. The relative fair value of the warrant, which was determined using the Black Scholes Option pricing model, was recorded as additional paid-in-capital and reduced the carrying value of the loan. The warrant was amortized to interest expense over the term of the loan using the effective interest method.

In March 2014, we modified our agreement with Horizon Technology Finance Corporation to combine the two term loans, change the interest rate, revise the repayment schedule amount and extend the maturity date. The modified term loan bears interest at 12.5% per annum and matures on December 31, 2016. The modification added an additional nominal payment at the end of the debt term. We may, at our option, prepay the borrowings by paying Horizon a prepayment premium. No other changes were made to the terms of the debt. The fees paid for the modification are being amortized as an adjustment of interest expense using the interest method. At December 31, 2015 the unamortized warrants were $0.0 million, and the outstanding balance of the loan totaled $5.3 million.

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

In January 2015, we entered into a loan and security agreement with Square 1 Bank that provides for a line of credit of up to $12.5 million. The line of credit matured on January 15, 2016 and has been modified and extended through April 15, 2016. Borrowings under the line of credit bear interest at a per annum rate equal to the greater of (i) 7.0% and (ii) the prime rate plus 3.5%. Our obligations under the loan and security agreement are secured by a security interest on all of our assets. Horizon agreed to subordinate its obligations to those of Square 1 Bank under this facility. The outstanding balance on the line of credit was $6.0 million at December 31, 2015, and $4.1 million was available for borrowing based on the borrowing base at December 31, 2015. The loan and security agreement contains customary conditions to borrowing, events of default, and covenants, including covenants limiting our ability to merge or consolidate with other entities, acquire or dispose of assets, make investments, incur debt, and pay dividends, in each case subject to certain exceptions. One financial covenant requires us to maintain a minimum adjusted cash flow. As of December 31, 2015, we were in compliance with the terms of the revolving line of credit facility. Concurrently with entering into the loan and security agreement, we issued to Square 1 Bank a warrant to purchase shares of our preferred stock, which upon completion of our initial public offering, is now exercisable for 29,586 shares of our common stock. The warrant expires on the tenth anniversary of its date of issuance. The relative fair value of the warrants of $0.3 million, which was determined using the Black Scholes Option pricing model, was recorded as additional paid-in-capital and reduced the carrying value of the line of credit. The warrants are being amortized to interest expense over the term of the line of credit.

Contractual Debt and Cash Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Off-Balance Sheet Arrangements

During the three months ended December 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance, or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Under this definition, we are an “emerging growth company” and could remain an emerging growth company until as late as September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

The substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain revenue and operating costs in other currencies and are therefore subject to foreign currency risks, particularly fluctuations in exchange rates for the Canadian dollar, British pound and Euro. The effect of an immediate 10% adverse change in exchange rates on foreign denominated transactions as of the three months ended December 31, 2015 and 2014 would have resulted in a total net loss in the period of approximately $7.4 million and $3.4 million, respectively. To date, we have not entered into any hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents and short and long-term restricted cash totaling $10.5 million and $3.6 million for the three months ended December 31, 2015 and 2014, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

Our earnings and cash flows from operations may be exposed to changes in interest rates because of the floating rate of interest in our term loan and line of credit. See footnote 9 to our Consolidated Financial Statements for information relating to the term loan and line of credit. A 100 basis point (1%) increase in interest rates would increase our interest expense by approximately $0.1 million.

Item 4. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that are currently considered immaterial. The trading price of our common stock could decline due to any of the risks and uncertainties described below, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes.

Risks Related to Our Business and Industry

We have a history of significant operating losses, anticipate increasing our operating expenses in the future and may not achieve or maintain profitability in the future.

As of December 31, 2015, our accumulated deficit was $391.9 million. We experienced a net loss of $7.2 million for the three months ended December 31, 2015 and $16.6 million for the fiscal year ended September 30, 2015. We expect to continue to make significant expenditures related to the development of our business, including expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our research and development operations. In addition, as a public company, we have incurred and will continue to incur additional legal, accounting and other expenses that we did not incur when were a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities in order to achieve future profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to achieve or maintain profitability, and we may continue to incur significant losses in the future.

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

For example, our gross margin percentage for the three months ended December 31, 2015 was negative 2.5% as compared to 16.8% for the year ended September 30, 2015 and 33.7% for the year ended September 30, 2014. The decrease in gross margin percentage the three months ended December 31, 2015 and the year ended September 30, 2015 was primarily driven by the mix of products sold during the periods. In particular, our turnkey solutions have lower gross margins than our equipment sales, and to the extent we have a greater proportion of revenue from turnkey solutions in any period, our gross margin percentage will be lower. As a result of our relative size and the often large, complex nature of the projects in which we make product installations, we have limited ability to control the scheduling of the installation of our products and are often requested to reschedule installations. This rescheduling may cause us to redeploy our personnel and could result in us being unable to meet commitments to our other customers, which may negatively impact our gross margins. Further, this rescheduling could cause revenue to be recognized later than forecasted. As a result of our relatively fixed operating costs associated with our personnel, if our revenue does not meet projected levels in a particular quarter, our gross margin for that quarter will be adversely affected. Fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability.

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

We derive a significant portion of our revenue from a limited number of customers. For the three months ended December 31, 2015, Cable & Wireless Communications plc, Defense Information Systems Agency and a consortia led by Oman Telecommunications Company S.A.O.G. accounted for 17.8%, 45.6% and 17.93% of our revenue, respectively and 93.4% of our revenue was generated by six customers.  For the year ended September 30, 2015, Cable & Wireless Communications plc, Defense Information Systems Agency and GlobeNet Inc. accounted for 16.2%, 43.8% and 24.9% of our revenue, respectively, and 95.6% of our revenue was generated by six customers, and for the fiscal year ended September 30, 2014, Cable & Wireless Communications plc, Gulf Bridge International, Inc. and OCI Group Inc. accounted for 25.9%, 22.1% and 24.1% of our revenue, respectively, and 88.7% of our revenue was generated by six customers. Our business and financial results are correlated with the spending of a limited number of customers and can be significantly affected by market, industry or competitive dynamics affecting their businesses. The timing of customer purchases and of their requested delivery of purchased product is difficult to predict, and our ability to continue to generate revenue from key customers will depend on our ability to maintain strong relationships with these customers and introduce new products and services that are desirable to these customers at competitive prices. In addition, in certain circumstances our customers can terminate or reduce their contracts for convenience. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenue for the next few years. The loss of, or a significant delay or reduction in purchases by, a small number of customers could harm our business, operating results and financial condition.

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

Over the last several years, we derived a significant portion of our revenue from customers outside the United States, and we continue to expand our international operations. As of September 30, 2015, approximately 41% of our employees were located abroad, and we expect to continue to add personnel internationally. Any continued expansion into international markets will require significant resources and management attention and will subject us to additional regulatory, economic and political risks, and we cannot be sure that any further international expansion will be successful. Furthermore, in some countries, our success in selling our products and growing revenue will depend in part on our ability to form relationships with local partners. Our inability to identify appropriate partners or reach mutually satisfactory arrangements for international sales of our products could impact our ability to maintain or increase international market demand for our products. In addition, many of the companies we compete against internationally have greater name recognition and a more substantial sales and marketing presence. Among the risks we believe are most likely to affect us with respect to our international operations are:

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, including the risk factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, and other factors beyond our control. Furthermore, our common stock has limited trading history, and the trading prices of the securities of technology companies have been highly volatile. Factors affecting the trading price of our common stock may include:

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

As of January 31, 2016, we had 17,154,641 shares of common stock outstanding.  The 5,000,000 shares sold in our initial public offering were freely tradeable immediately after the offering, subject in certain instances to lock-up agreements executed in connection with the offering.  All remaining shares outstanding are currently restricted as a result of lock-up agreements with us or the underwriters of our initial public offering. The shares currently restricted as a result of lock-up agreements will be available for sale into the public market on May 11, 2016, subject in some cases to volume and other limitations.  Needham & Company, LLC may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to contractual lock-up agreements with the underwriters to sell shares prior to the expiration of such lock-up agreements.    If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline.

Some of our existing stockholders have contractual demand or piggyback rights to require us to register with the SEC shares of our common stock. If we register these shares of common stock following the expiration of the lock-up agreements, the stockholders would be able to sell those shares freely in the public market.

On November 13, 2015, we registered 3,995,085 shares of our common stock that we have issued or may issue under our equity plans. With the registration of these shares, they can be freely sold in the public market upon issuance, subject, if applicable, to the lock-up agreements described above and in some cases, to volume and other limitations. As of December 31, 2015, there were stock options to purchase 832,541 shares of our common stock and unvested restricted stock units representing 65,769 shares of our common stock outstanding, as well as 67,418 shares subject to outstanding warrants, which will be eligible for sale in the public market upon exercise and to the extent permitted by Rules 144 and 701 under the Securities Act.  If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

Insiders continue to have substantial control over us, which may limit our stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

As of January 31, 2016, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 30% of our outstanding common stock. As a result, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

The issuance of additional stock in connection with acquisitions or otherwise will dilute all other stockholdings.

As of January 31, 2016, we had an aggregate of 78,786,889 shares of common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to actively pursue strategic acquisitions. We may pay for such acquisitions, partly or in full, through the issuance of additional equity or convertible debt securities. Any issuance of shares in connection with our acquisitions or otherwise or the exercise of stock options issued in connection with our acquisitions would dilute the percentage ownership held by current investors.

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

Because of these exemptions and the other reduced disclosure obligations for emerging growth companies set forth elsewhere in this Quarterly Report on Form 10-Q, our stock may appear less attractive to investors and could cause our stock price to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

None

(b) Use of Proceeds from Initial Public Offering of Common Stock

On November 17, 2015, we completed our initial public offering of 5,000,000 shares of common stock, at a price of $5.00 per share, before underwriting discounts and commissions. The offer and sale of all of the shares in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-207288), which was declared effective by the SEC on November 12, 2015. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated. Needham & Company, LLC, Cowen and Company, LLC and BMO Capital Markets Corp. acted as the underwriters. Our initial public offering generated net proceeds to us of approximately $21.76 million, after deducting underwriting discounts and direct offering expenses. Direct offering expenses incurred by us for our initial public offering were approximately $1.46 million and were recorded against the proceeds received from our initial public offering. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses.

There have been no material changes in the planned use of proceeds from our initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) dated as of November 12, 2015.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

See the Index to Exhibits immediately following the signature pages of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Date: February 11, 2016	By:	/s/ Jon R. Hopper
Jon R. Hopper
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 11, 2016	By:	/s/ Paul J. Colan
Paul J. Colan
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	Form 10-K	001-37617	3.1	December 16, 2015

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-207288	3.4	October 26, 2015

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#

Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2#

Certification of Chief Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Furnished herewith