Form 10-Q
period 2016-03-31
XTERA COMMUNICATIONS, INC.
filed 2016-05-16
CIK 1122051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016 the registrant had 17,214,718 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	September 30,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$2,568	$1,753
Restricted cash	328	1,120
Accounts receivable, net	12,718	6,580
Unbilled receivables	10,272	6,119
Inventories, net	13,066	10,540
Deferred cost	3,053	780
Prepaid expenses and other current asset	1,127	1,185
Total current assets	43,132	28,077
Property and equipment, net	3,359	3,399
Restricted cash	3,479	152
Intangible assets, net	7,014	7,554
Other assets	90	90
Total assets	$57,074	$39,272
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,227	$13,589
Accrued compensation and employee benefits	1,137	760
Deferred revenue	1,769	1,058
Warranty reserve	2,158	1,735
Current portion of long-term debt	14,878	10,707
Other accrued liabilities	9,648	4,966
Total current liabilities	43,817	32,815
Long-term debt less current portion	—	2,133
Other long-term liabilities	644	631
Total liabilities	44,461	35,579
Commitments and contingencies
Stockholders’ equity (deficit)
Series A-3 convertible preferred stock, $0.001 par value, Authorized shares: 0 and 40,500,000 as of March 31, 2016 and September 30, 2015; Issued and outstanding shares: 0 and 39,663,482 as of March 31, 2016 and September 30, 2015	—	40
Series B-3 convertible preferred stock, $0.001 par value, Authorized shares: 0 and 39,500,000 as of March 31, 2016 and September 30, 2015; Issued and outstanding shares: 0 and 38,589,303 as of March 31, 2016 and September 30, 2015	—	39
Series C-3 convertible preferred stock, $0.001 par value, Authorized shares: 0 and 25,000,000 as of March 31, 2016 and September 30, 2015; Issued and outstanding shares: 0 and 19,081,778 as of March 31, 2016 and September 30, 2015	—	19
Series D-3 convertible preferred stock, $0.001 par value, Authorized shares: 0 and 60,000,000 as of March 31, 2016 and September 30, 2015; Issued and outstanding shares: 0 and 52,509,212 as of March 31, 2016 and September 30, 2015	—	53
Series E-3 convertible preferred stock, $0.001 par value, Authorized shares: 0 and 120,000,000 as of March 31, 2016 and September 30, 2015; Issued and outstanding shares: 0 and 114,679,639 as of March 31, 2016 and September 30, 2015	—	115
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, Authorized shares: 100,000,000 and 395,000,000 as of March 31, 2016 and September 30, 2015; Issued and outstanding shares: 17,214,718 and 1,936,056 as of March 31, 2016 and September 30, 2015	17	2
Additional paid-in-capital	410,382	388,047
Accumulated deficit	(398,500)	(384,685)
Accumulated other comprehensive income, net	714	63
Total stockholders’ equity (deficit)	12,613	3,693
Total liabilities and stockholders’ equity	$57,074	$39,272

The accompanying notes are an integral part of these consolidated financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenue:
Products	$15,136	$12,776	$25,978	$24,955
Services	1,943	1,341	3,731	2,527
Total revenue	17,079	14,117	29,709	27,482
Cost of revenue:
Products	15,036	9,141	27,225	18,365
Services	987	662	1,747	1,224
Total cost of revenue	16,023	9,803	28,972	19,589
Gross profit	1,056	4,314	737	7,893
Operating expenses:
Sales and marketing	1,466	1,056	2,991	2,249
Research and development	3,279	2,675	6,044	5,427
General and administrative	2,269	1,435	4,106	3,051
Total operating expense	7,014	5,166	13,141	10,727
Operating loss	(5,958)	(852)	(12,404)	(2,834)
Other income (expense):
Interest expense	(357)	(624)	(762)	(1,286)
Interest expense, related party	—	(336)	—	(679)
Foreign exchange loss	(283)	(389)	(645)	(630)
Other loss	(2)	—	(2)	—
Total other expense	(642)	(1,349)	(1,409)	(2,595)
Loss before income taxes	(6,600)	(2,201)	(13,813)	(5,429)
Income tax provision	1	20	2	36
Net loss	$(6,601)	$(2,221)	$(13,815)	$(5,465)
Preferred dividend	—	(3,300)	—	(6,674)
Net loss available to common stockholders	$(6,601)	$(5,521)	$(13,815)	$(12,139)
Loss per common share – basic and diluted	$(0.38)	$(3.04)	$(1.01)	$(6.69)
Weighted average shares – basic and diluted	17,163,070	1,815,695	13,653,983	1,815,157

The accompanying notes are an integral part of these consolidated financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net loss	$(6,601)	$(2,221)	$(13,815)	$(5,465)
Other comprehensive income (loss), net of tax:
Foreign currency translation	298	320	651	564
Total comprehensive loss, net of tax	$(6,303)	$(1,901)	$(13,164)	$(4,901)

The accompanying notes are an integral part of these consolidated financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Six Months Ended March 31,
	2016		2015
	Shares Outstanding	Amount	Shares Outstanding	Amount
Series A-3 convertible preferred stock
Balance as of the beginning of the period	39,663,482	$40	39,663,482	$40
Conversion to common stock	(39,663,482)	(40)	—	—
Balance as of the end of the period	—	$—	39,663,482	$40
Series B-3 convertible preferred stock
Balance as of the beginning of the period	38,589,303	$39	38,589,303	$39
Conversion to common stock	(38,589,303)	(39)	—	—
Balance as of the end of the period	—	$—	38,589,303	$39
Series C-3 convertible preferred stock
Balance as of the beginning of the period	19,081,778	$19	19,081,778	$19
Conversion to common stock	(19,081,778)	(19)	—	—
Balance as of the end of the period	—	$—	19,081,778	$19
Series D-3 convertible preferred stock
Balance as of the beginning of the period	52,509,212	$53	52,509,212	$53
Conversion to common stock	(52,509,212)	(53)	—	—
Balance as of the end of the period	—	$—	52,509,212	$53
Series E-3 convertible preferred stock
Balance as of the beginning of the period	114,679,639	$—	—	$—
Issuance of preferred stock	—	115	—	—
Conversion to common stock	(114,679,639)	(115)
Balance as of the end of the period	—	$—	—	$—
Common stock
Balance as of the beginning of the period	1,936,056	$2	1,814,630	$2
Exercise of stock options	44,580	—	1,402	—
Release of restricted stock units	60,000	—	—	—
Conversion of preferred stock to common stock	10,174,082	10
Issuance of common stock	5,000,000	5	—	—
Balance as of the end of the period	17,214,718	$17	1,816,032	$2
Additional paid-in-capital
Balance as of the beginning of the period		$388,047		$350,098
Issuance of common stock		21,785		1
Conversion of preferred stock to common stock		256		—
Issuance of warrants		—		264
Amortization of share-based compensation		294		17
Balance as of the end of the period		$410,382		$350,380
Accumulated deficit
Balance as of the beginning of the period		$(384,685)		$(368,053)
Net loss		(13,815)		(5,465)
Balance as of the end of the period		$(398,500)		$(373,518)
Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		$63		$(401)
Foreign currency translation		651		564
Balance as of the end of the period		$714		$163
Total stockholders’ equity (deficit)		$12,613		$(22,822)

The accompanying notes are an integral part of these consolidated financial statements

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2016	2015
Operating Activities:
Net loss	$(13,815)	$(5,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,472	1,318
Provision for inventory obsolescence	1,768	618
Provision for loss on contracts	1,039	—
Warranty provision	493	436
Share-based compensation	294	17
Warrant amortization expense	77	86
Changes in operating assets and liabilities
Accounts receivable	(6,148)	(419)
Unbilled accounts receivable	(4,153)	(5,633)
Inventories	(4,296)	(834)
Deferred costs	(2,273)	(3,930)
Prepaid expenses and other assets	49	(6)
Accounts payable	686	6,796
Other accrued liabilities	3,935	134
Deferred revenue	723	3,010
Net cash used in operating activities	(20,149)	(3,872)
Investing Activities:
Changes in restricted cash	(2,534)	381
Purchases of property and equipment	(907)	(534)
Net cash used in investing activities	(3,441)	(153)
Financing Activities:
Repayment of debt	(18,431)	(16,506)
Proceeds from debt	20,393	19,646
Payment of capital lease obligations	(46)	—
Proceeds from issuance of common stock	21,790	1
Net cash provided by financing activities	23,706	3,141
Effect of exchange rate changes on cash	699	620
Net increase (decrease) in cash and cash equivalents	815	(264)
Cash and cash equivalents at beginning of period	1,753	1,920
Cash and cash equivalents at end of period	$2,568	$1,656
Supplemental disclosure of cash flow information:
Cash paid for interest	$560	$644
Cash paid for income taxes	$2	$36
Noncash investing and finance activities:
Issuance of warrants	$—	$264

The accompanying notes are an integral part of these consolidated financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Description of the Company

Xtera Communications, Inc. (“Xtera”), a Delaware Corporation, was founded in January 1998.  Xtera is a leading provider of high-capacity, cost-efficient optical transport solutions, supporting the high growth in global demand for bandwidth.  Xtera sells its high-capacity optical transport systems to telecommunications service providers, content service providers, enterprises and government entities worldwide to support their deployments of long-haul terrestrial and submarine optical cable networks.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the financial position and results of operations of Xtera and its wholly owned subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation.

Interim Consolidated Financial Information

The accompanying interim consolidated financial statements and footnotes have been prepared by the Company, without audit, in accordance with generally accepted accounting principles in the United States of America, or GAAP, as contained in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification or ASU, for interim financial information, and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position, changes in stockholders’ deficit and cash flows. The results of operations for interim periods are not necessarily indicative of the results for the full year or the results for any future periods. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Going-Concern

As shown in the accompanying financial statements, the Company has recurring losses and negative cash flows from operations.  As of March 31, 2016, the Company’s current liabilities exceeded its current assets by $0.7 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has funded its operations through a combination of bank debt, draws on line of credit and sale of common stock. During the three months ended December 31, 2015, the Company closed an initial public offering that raised net proceeds of $21.76 million.  Additionally, the Company continues to invest in new product solutions including those that it believes improve its ability to win turnkey projects. The Company’s management believes this investment will allow the Company to attract new customers and leverage relationships with existing customers resulting in improved operating margins and cash flows from operations. The Company must restructure its current debt and obtain additional working capital in order to continue to fund operations.  The Company is pursuing multiple opportunities to restructure its debt and improve its working capital position.  To provide this additional working capital, in addition to refinancing its debt, the Company is pursuing opportunities for potential additional direct investments and strategic partnerships.  The Company believes its plans mitigate the substantial doubt about the entity’s ability to continue as a going concern as of March 31, 2016. Accordingly, the accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Restricted Cash

Restricted cash represents money market funds held by certain banks. Balances are classified between current and non-current assets based on the expiration dates of the performance bond agreements. At March 31, 2016, restricted cash of $3.8 million is collateral for various performance bonds in various geographical locations. In each case the cash is held in custody by the issuing bank and is restricted to withdrawal or use.

Accounts Receivable

Accounts receivable, representing amounts due from customers, are generally unsecured and are stated at the amount the Company expects to collect. Interest is generally not charged on overdue receivables. Unbilled receivables represent revenue amounts earned for which the appropriate revenue criteria have been met, but have not yet been billed because of contractual payment terms. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic considerations.  If a customer's financial condition changes, the Company may be required to record an additional allowance for doubtful accounts for that customer, which could negatively affect its results of operations. All receivables recorded for the six months ended March 31, 2016 and 2015 are fully collectible, and accordingly, no allowance has been recorded.

Inventories

Inventories consist of component materials and finished goods, which are valued at the lower of cost or market. The cost of inventories is determined using the first-in, first-out method.  Market value is based upon an estimated selling price reduced by the estimated cost of disposal. The determination of market value involves numerous judgments including estimated average selling prices based on recent sales volumes, industry trends, existing customer orders, current contract price, future demand and pricing for its products and technological obsolescence of the Company’s products.  Inventory that is obsolete or in excess of the Company’s forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand and included in cost of revenues. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company recorded a provision for inventory obsolescence of approximately $1.7 million and $0.6 million for the six months ended March 31, 2016 and 2015, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets include property and equipment and intangible assets. The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset, or (4) current period operating or cash flow loss combined with previous losses or projected future losses. Due to the Company’s current period operating and cash flow loss combined with previous losses, the Company believes a triggering event has occurred in the period ended March 31, 2016 that requires the Company to evaluate the recoverability of its long-lived assets.  The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future undiscounted net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Upon completion of the Company’s analysis of long-lived assets, it was determined there were no impairments of long-lived assets during the six months ended March 31, 2016 and 2015.

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

The Company applies the percentage-of-completion method to long-term arrangements where it is required to undertake significant production, customization or modification engineering, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage-of-completion method, the Company recognizes revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage-of-completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance. Unbilled percentage-of-completion revenues recognized are included in unbilled receivables. Billings in excess of revenues recognized on these contracts are recorded within deferred revenue.  The percentage of revenue recognized using the percentage-of-completion method for the six months ended March 31, 2016 and 2015 were 66.6% and 8.3%, respectively.

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

The following table reflects the changes in the Company’s warranty reserve:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Warranty reserve, beginning of period	$1,936	$1,119	$1,735	$978
Provision	263	222	493	436
Claims	(41)	(83)	(70)	(156)
Warranty reserve, end of period	$2,158	$1,258	$2,158	$1,258

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

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842).  The new guidance established the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases.  For leases with a lease term of more than 12 months, the ASU requires organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  The accounting by organizations that own the assets leased by the lessee—also known as lessor accounting—will remain largely unchanged from current GAAP.  The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.   In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company is currently evaluating the impact these amendments will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments will be effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted in any annual or interim period, although if early adopted in an interim period, any adjustment should be reflected as of the beginning of the fiscal year that include that interim period.  The Company does not expect these amendments to have a material effect on its financial statements.

NOTE 4 - INVENTORIES

Inventories consist of the following:

	March 31,	September 30,
	2016	2015
	(In thousands)
Component materials	$9,169	$6,442
Finished goods	15,836	15,062
	25,005	21,504
Inventory reserves	(11,939)	(10,964)
Net inventories	$13,066	$10,540

The following table reflects the changes in the Company’s inventory reserve:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Inventory reserve, beginning of period	$11,305	$10,211	$10,964	$9,857
Provision - continuing operations	634	16	1,768	618
Write-offs	—	(337)	(793)	(585)
Inventory reserve, end of period	$11,939	$9,890	$11,939	$9,890

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,	September 30,
	2016	2015
	(In thousands)
Computer software	$2,529	$2,509
Fixtures and equipment	26,118	25,575
Leasehold improvements	1,145	1,672
	29,792	29,756
Accumulated depreciation and amortization	(26,433)	(26,357)
Property and equipment, net	$3,359	$3,399

Depreciation and amortization expense for the six months ended March 31, 2016 and 2015 totaled approximately $0.9 million and $0.8 million, respectively. Included in fixtures and equipment is property leased under capital leases totaling $0.38 million and $0.38 million at March 31, 2016 and September 30, 2015, respectively.  Depreciation expense on property leased under capital leases for the six months ended March 31, 2016 and 2015 totaled approximately $0.05 million and $0.0 million, respectively.

NOTE 6 - INTANGIBLE ASSETS

As of the dates indicated, intangible assets are comprised of the following (in thousands):

	March 31, 2016			September 30, 2015
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer related intangible assets	$2,796	$2,796	$—	$2,796	$2,796	$—
Developed technology	15,838	8,824	7,014	15,838	8,284	7,554
Total intangible assets	$18,634	$11,620	$7,014	$18,634	$11,080	$7,554

Amortization expense for the six months ended March 31, 2016 and 2015 was approximately $0.5 million and $0.5 million respectively.  Expected future amortization of intangible assets for the fiscal years indicated is as follows:

(In thousands)
Remainder of 2016	$539
2017	1,079
2018	1,079
2018	1,079
2019	1,079
Thereafter	2,159
Total	$7,014

NOTE 7 - DEBT

Long-term debt consists of the following:

	March 31,	September 30,
	2016	2015
	(In thousands)
Term loan	$4,319	$6,129
Line of credit	10,559	6,711
	14,878	12,840
Less current maturities	(14,878)	(10,707)
Total long-term debt	$—	$2,133

On May 10, 2011, the Company entered into a venture loan and security agreement with a financial institution that provided for an initial term loan of up to $10.0 million and an option for an additional term loan of up to $2.0 million and issued to the financial institution a warrant to purchase 983,607 shares of the Company’s preferred stock.  The Company’s obligations under the loan and security agreement are secured by a security interest on all of its assets, including its intellectual property.  The loan and security agreement contains customary events of default and non-financial covenants, including covenants limiting the Company’s ability to incur liens, dispose of assets, pay dividends or make other distributions to holders of its equity securities, merge with or acquire other entities, incur debt, and make investments, in each case subject to certain exceptions.  The loan and security agreement does not require the Company to comply with any financial covenants.   The initial term loan bore interest at 11.5% per annum, matured on December 1, 2014, and required interest only payments through June 1, 2012 and principal and interest payment thereafter.  The warrant expires on November 17, 2020 and upon completion of the Company’s initial public offering, is exercisable for 37,832 shares of the Company’s common stock.  A $2 million outstanding balance due to the financial institution was repaid using a portion of the proceeds from the initial term loan.  The Company exercised the option to obtain the additional $2 million loan on December 27, 2011.  The additional term loan bears interest at 11.5% per annum, matured on July 1, 2015, and required interest only payments through January 1, 2013 and principal and interest payments thereafter.  Based on their relative fair values at issuance, $8.8 million of the proceeds was allocated to the term loan and $1.2 million to warrants. The relative fair value of the warrants which was determined using the Black Scholes Option pricing model, was recorded as additional paid-in-capital and reduced the carrying value of the loan. The warrants are being amortized to interest expense over the term of the loan using the effective interest method.

Effective March 1, 2014, the Company modified the venture loan and security agreement with the above financial institution to combine the two loans, change the interest rate, revise the repayment schedule amount and extend the maturity date. The modified term loan bears interest at 12.5% per annum and matures on December 31, 2016. The modification added additional nominal payment at the end of the debt term.  The Company may, at its option, prepay the borrowings by paying a prepayment premium.  No other changes were made to the terms of the debt. The fees paid for the modification are being amortized as an adjustment of interest expense using the interest method. At March 31, 2016, the unamortized warrant was $0.0 million, and the outstanding balance of the loan totaled $4.3 million.

In June of 2010, the Company obtained a $7.5 million revolving line of credit facility from a bank. The line of credit expired in October 2011, was modified and reinstated in February of 2012, and renewed in December of 2013. Borrowings under the line of credit bear interest at the greater of (i) 4.25% and (ii) the prime rate plus 3.25%.  All borrowings are collateralized by the Company’s receivables and inventory.  Borrowings under the line of credit are subject to certain restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items.  The renewed facility expired on January 1, 2015 and the Company elected to obtain a new line of credit facility from another bank.

NOTE 7 - DEBT — Continued

In January of 2015, the Company obtained a revolving line of credit facility with a bank for $12.5 million, as defined in the loan and security agreement.  Borrowings under the line of credit bear interest at the greater of (i) 7.0% and (ii) the prime rate plus 3.5%. The Company’s obligations under the loan and security agreement are secured by a security interest on all of its assets.  The financial institution described above has agreed to subordinate its obligations to those under the revolving line of credit facility.  The outstanding balance on the line of credit was $10.6 million at March 31, 2016.  The loan and security agreement contains customary conditions to borrowing, events of default, and covenants, including covenants limiting the Company’s ability to merge or consolidate with other entities, acquire or dispose of assets, make investments, incur debt and pay dividends, in each case subject to certain exceptions.  One financial covenant required us to maintain a minimum adjusted cash flow. As of January 31, 2016 and February 29, 2016, the Company breached this financial covenant, which caused a cross-default with its subordinated lender. During the period from January through April 2016, the Company was in default under both of its loan agreements. In April of 2016, the Company obtained a waiver from its senior lender for the violations, agreed to modify certain financial covenants, and extended the agreement through July 31, 2016.  Despite the breach, the senior lender allowed access to the credit facility during the second quarter and as of March 31, 2016, the Company’s borrowing base supported a capacity of $1.9 million thereunder. In addition, in May 2016 the Company defaulted on its payment obligations to its subordinated lender and obtained a limited waiver with respect to such payment default and the above-referenced cross-default. There is no assurance that the Company will be in compliance with the financial covenant of its loan documents in the future. Concurrently with entering into the loan and security agreement, the Company issued to the bank a warrant to purchase 769,231 shares of the Company’s preferred stock that expires on the tenth anniversary of its date of issuance.  As of the completion of the Company’s initial public offering, the warrant became exercisable for 29,586 shares of the Company’s common stock.  The relative fair value of the warrant was $0.3 million, which was determined using the Black Sholes Option pricing model, was recorded as additional paid-in-capital and reduced the carrying value of the loan.  The warrant is being amortized to interest expense over the term of the loan using the effective interest method.

The debt obligations for future fiscal years are as follows:

March 31, 2016
(In thousands)
Remainder of 2016	$12,746
2017	2,132
14,878
Less current maturities	(14,878)
Total long-term debt	$—

NOTE 8 - EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution 401(k) plan which covers all full-time employees who are at least 18 years of age. Participants may contribute up to 60% of pretax compensation, subject to certain limitations. Employee contributions are invested, at the employees’ discretion, among a variety of investment alternatives. Company contributions are discretionary. No contributions were made for the six months ended March 31, 2016 and 2015.

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

Level 1:

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company’s Level 1 assets are investments in money market mutual funds, government agency bonds, and United States treasuries.

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

The following table presents financial assets at March 31, 2016 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

Asset	Level 1	Level 2	Level 3	Total
Money market funds	$3,698	$—	$—	$3,698
Government securities	109	—	—	109
Total assets	$3,807	$—	$—	$3,807
Amounts included in:
Restricted cash	$3,807	$—	$—	$3,807
Total	$3,807	$—	$—	$3,807

The following table presents financial assets at September 30, 2015 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

Asset	Level 1	Level 2	Level 3	Total
Money market funds	$1,160	$—	$—	$1,160
Government securities	112	—	—	112
Total assets	$1,272	$—	$—	$1,272
Amounts included in:
Restricted cash	$1,272	$—	$—	$1,272
Total	$1,272	$—	$—	$1,272

NOTE 10 - INCOME TAXES

The following is a geographic breakdown of the provision for income taxes (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Domestic	$—	$—	$—	$—
Foreign	1	20	2	36
Total	$1	$20	$2	$36

The Company had an effective tax rate for the six months ended March 31, 2016 and 2015 of (0.01)% and (0.19)%, respectively.  As of March 31, 2016, the Company’s deferred tax assets exceeded its deferred tax liabilities.  The Company maintains a valuation allowance against the net deferred tax asset.  The total income tax provision for the six months ended March 31, 2016 and 2015 differed from amounts computed by applying the U.S. federal statutory tax rate to loss before income taxes primarily due to the recording of the valuation allowance against the net deferred tax assets.

NOTE 10 - INCOME TAXES — Continued

Federal net operating losses may be carried forward for 20 years. The Company has estimated federal net operating loss carryforwards at March 31, 2016 of approximately $214 million which begin to expire in the year 2018. The net operating loss does consider potential limitations under IRC Section 382 which defers or limit the benefit to offset future taxable income. The Company has established a valuation allowance to reserve the net deferred tax asset at March 31, 2016 and September 30, 2015 due to the uncertainty of the timing and amount of future taxable income.  The valuation allowance will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized.

NOTE 11 - STOCKHOLDERS’ EQUITY

Number of shares issued and outstanding (in whole shares):

	Preferred	Preferred	Preferred	Preferred	Preferred
	Shares	Shares	Shares	Shares	Shares
	Convertible	Convertible	Convertible	Convertible	Convertible	Common
	Series A-3	Series B-3	Series C-3	Series D-3	Series E-3	Stock
As of September 30, 2014	39,663,482	38,589,303	19,081,778	52,509,212	—	1,814,630
Issuance of Preferred stock	—	—	—	—	114,679,639	—
Exercise of warrants	—	—	—	—	—	119,881
Exercise of stock options	—	—	—	—	—	1,545
As of September 30, 2015	39,663,482	38,589,303	19,081,778	52,509,212	114,679,639	1,936,056
Conversion of preferred stock to common stock	(39,663,482)	(38,589,303)	(19,081,778)	(52,509,212)	(114,679,639)	10,174,082
Issuance of common stock	—	—	—	—	—	5,000,000
Exercise of stock options	—	—	—	—	—	44,580
Release of restricted stock units	—	—	—	—	—	60,000
As of March 31, 2016	—	—	—	—	—	17,214,718

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

NOTE 12 - STOCK-BASED COMPENSATION — Continued

The 2015 Equity Incentive Plan has a provision for the annual increase in the maximum number of shares issuable under the plan.  On January 1 of each year, the shares available under the plan shall be cumulatively increased by a number of shares equal to the lesser of i) 3.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or ii) an amount determined by the Company’s Board of Directors.  As of March 31, 2016, the total shares authorized for issuance under the 2015 Plan was 3,693,557.

Stock Options

There were no stock options granted during the six months ended March 31, 2016 and 2015.

A summary of changes in stock options outstanding is as follows:

		Weighted	Weighted
		Average	Average
		Grant	Remaining	Aggregate
	Number of	Price in	Contractual	Intrinsic
	Options	$	Term	Value
	(In whole shares)		(In years)	(in $ thousands)
Outstanding at September 30, 2015	836,767	1.82	5.3	$2,830
Granted	—	—
Exercised	(44,580)	0.47		$157
Forfeited/cancelled	—	—
Expired/cancelled	(1,043)	0.13
Outstanding at March 31, 2016	791,144	1.89	4.7	$1,392
Vested options exercisable at March 31, 2016	778,571	1.92	4.7	$1,361
Unvested options exercisable at March 31, 2016	12,573	0.44	7.3	$31

During the six months ended March 31, 2016 and 2015, the Company recognized compensation expense of $0.01 million and $0.02, respectively, for stock options. At March 31, 2016, there was $0.00 million of unrecognized compensation expense related to stock options, excluding estimated forfeitures, which is expected to be recognized over a weighted-average period of 1.0 years.

Net cash proceeds from the exercise of stock options were $0.02 million and $0.00 million during the six months ended March 31, 2016 and 2015, respectively. The Company realized no tax benefits from those exercises.

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

		Weighted
		Average
		Grant Date
	Restricted	Fair Value	Aggregate
	Stock Units	Per Share	Fair Value
	(In whole shares)		(in thousands)
Balance at September 30, 2015	—	$—	$—
Granted	65,769	$4.66	$306
Vested	(60,000)	$4.66	$202
Forfeited or cancelled	(769)	$4.66
Balance at March 31, 2016	5,000	$4.66	$14

The fair value of each restricted stock unit aware is based on the closing price on the date of grant.  Share-based expense for service-based restricted stock unit awards is recognized, net of estimated forfeitures, ratably over the vesting period on a straight-line basis.

During the six months ended March 31, 2016 and 2015, the Company recognized compensation expense of $0.29 million and $0.0 million, respectively, for restricted stock units.  At March 31, 2016 there was $0.02 million of unrecognized compensation expense, excluding estimated forfeitures, which is expected to be recognized over a weighted-average period of 0.6 years.

Because share-based compensation expense is recognized only for those awards that are ultimately expected to vest, the amount of share-based compensation recognized reflects a reduction for estimated forfeitures.  The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods based upon new or changed information.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases multiple office spaces under non-cancellable operating leases which escalate annually and expire from fiscal years 2017 to 2022. Rental expense for the six months ended March 2016 and 2015 totaled $0.33 million and $0.33 million, respectively.

Capital leases

The Company leases computer equipment under capital leases that include a $1 purchase option as the end of the lease term.  The lease terms range from 36 months to 60 months with interest rates ranging from 6% to 8%. The current and non-current amounts of the present value of net minimum lease payments are $0.1 million and $0.3 million, respectively

Purchase Commitments

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company.  If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory.  As of March 31, 2016, the maximum potential payment under these commitments totaled approximately $12.8 million which approximates fair value.

NOTE 14 - CREDIT CONCENTRATION AND SIGNIFICANT CUSTOMERS

At March 31, 2016 and September 30, 2015, three and three customers accounted for 80.6% and 82.6% of total accounts receivable, respectively.

During the six months ended March 2016 and 2015, three and three customers accounted for 76.6% and 70.6% of total revenues, respectively.

A significant portion of the Company’s purchases are from a limited number of suppliers. During the six months ended March 31, 2016 and 2015, material purchases from five and four suppliers accounted for 74.2% and 88.5% of total material purchases, respectively. The Company does not anticipate any changes in the relationship with these suppliers; however, if such a change were to occur, the Company has alternative sources of materials available.

NOTE 15 - LEGAL PROCEEDINGS

In March 2015 Sycamore IP Holdings, LLC, or Sycamore, which the Company believes is a non-practicing entity, filed a lawsuit against us in the United States District Court for the Eastern District of Texas.  In the lawsuit, Sycamore alleges the Company’s Nu-Wave Optima platform and related products infringe U.S. patent 6,952,405 B2 and is seeking injunctive relief, damages and costs. Sycamore has asserted similar claims against numerous other companies, including Adva Optical Networking Incorporated, Ericsson, EXFO Incorporated, JDS Uniphase Corporation, Menara Networks, Inc. and RAD Data Communications. On February 5, 2016, an order granting joint motion for dismissal without prejudice was issued and the case was dismissed.

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

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue by geographic region and long-lived assets by geographic region (in thousands):

Revenue by Geographic Region

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Americas	$4,668	$12,774	$13,398	$25,350
Europe Middle East and Africa (EMEA)	12,117	1,262	15,956	1,614
Asia Pacific (APAC)	294	81	355	518
Total revenue	$17,079	$14,117	$29,709	$27,482

Property and equipment, net

	March 31,	September 30,
	2016	2015
	(In thousands)
Americas	$2,951	$2,968
EMEA	408	431
APAC	—	—
Total property and equipment, net	$3,359	$3,399

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

NOTE 17 – LOSS PER SHARE — Continued

The following table sets forth the computation of net income (loss) per common share – basic and diluted (in thousands, except share and per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Numerator
Net loss	$(6,601)	$(2,221)	$(13,815)	$(5,465)
Undeclared preferred stock dividend	—	(3,300)	—	(6,674)
Loss attributable to common	$(6,601)	$(5,521)	$(13,815)	$(12,139)
Denominator
Basic weighted average common shares outstanding	17,163,070	1,815,695	13,653,983	1,815,157
Effect of dilutive securities	—	—	—	—
Dilutive weighted average common shares outstanding	17,163,070	1,815,695	13,653,983	1,815,157
Net loss per share
Basic	$(0.38)	$(3.04)	$(1.01)	$(6.69)
Dilutive	$(0.38)	$(3.04)	$(1.01)	$(6.69)

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Stock options outstanding	791,144	841,655	791,144	841,655
Restricted stock units	5,000	—	5,000	—
Warrants to purchase C-3 convertible preferred stock *	983,607	983,607	983,607	983,607
Warrants to purchase D-3 convertible preferred stock *	769,231	769,231	769,231	769,231
Series A-3 convertible preferred stock	—	39,663,482	—	39,663,482
Series B-3 convertible preferred stock	—	38,589,303	—	38,589,303
Series C-3 convertible preferred stock	—	19,081,778	—	19,081,778
Series D-3 convertible preferred stock	—	52,509,212	—	52,509,212

*

Upon completion of the Company’s initial public offering in November 2015, warrants to purchase shares of the Company’s C-3 convertible preferred stock and D-3 convertible preferred stock were converted into warrants to purchase shares of the Company’s common stock.

NOTE 18 – RELATED PARTIES

Advance to Officer

The Company had an outstanding advance to an officer of the company in the amount of $0.0 million and $0.099 million as of March 31, 2016 and September 30, 2015, respectively. The advance was not subject to interest, payable on demand and included in accounts receivable.  Prior to March 31, 2016, the advance was repaid in full and no balance was outstanding at March 31, 2016.

NOTE 19 - SUBSEQUENT EVENT

On April 27, 2016 the company obtained a waiver for violations of financial covenants, modified the financial covenants and extended the maturity date on the Company’s revolving line of credit.  On May 12, 2016, the company obtained a waiver of the cross-default and payment default under its venture loan and security agreement. See Note 7 for details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q (as well as documents incorporated herein by reference) may be considered “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Quarterly Report on Form 10-Q (as well as documents incorporated herein by reference), other than statements of historical fact, are forward-looking. You can identify forward-looking statements by terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or “would” or the negative of these terms or similar expressions. Examples of these forward-looking statements include, but are not limited to, statements regarding the following:

•	The advantages of our technology and products as compared to the advantages of others;
•	Our ability to grow our revenue and improve our gross margins;
•	Our expectations regarding revenue from turnkey solutions;
•	Anticipated trends and challenges in our business and the markets in which we operate;
•	Our ability to address market needs or develop new or enhanced products to meet those needs;
•	Our ability to attract new customers;
•	Expected adoption of our optical networking products and services, and our ability to efficiently upgrade such systems;
•	Our ability to compete in our industry;
•	Our ability to hire and retain necessary employees and appropriately staff our development programs;
•	Our research and development activities and projected expenditures, including the number of products we pursue;
•	Our estimates regarding anticipated operating performance, future revenue, our capital requirements and our needs for additional financing;
•	Our ability to protect our confidential information and intellectual property rights;
•	Our ability to expand into new markets;
•	Our estimates of future performance;
•	Future regulatory changes impacting our industry; and
•	Our ability to remediate the reported material weakness in our internal control over financial reporting

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

Our customer base varies from period to period based on the mixture and timing of the solutions that we sell. Given the scale of the deployments, we typically deploy our solutions with our customers over multiple years. For the six months ended March 31, 2016 and 2015, 92.4% of our revenue was generated by six customers and 94.9% of our revenue was generated by six customers, respectively.

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

We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Management believes there have been no significant changes during the six months ended March 31, 2016 to the items we disclosed in our critical accounting policies and estimates in the MD&A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Impairment of Long-Lived Assets

We concluded a triggering event occurred during the second quarter of 2016, due to operating losses in 2014 and 2015 and a projected operating loss in 2016, and we tested our long-lived assets for impairment as of March 31, 2016. Our assessment compared the net undiscounted future cash flows that long-lived assets are projected to generate to the carrying value of such long-lived assets. Key assumptions used in our impairment test included future sales of our products and services and future levels of expenses. Our analysis of projected net undiscounted future cash flows significantly exceeded the book value for long-lived assets. Accordingly, we did not record any impairment charge during the quarter ended March 31, 2016.

Results of Operations

Selected Consolidated Statement of Operations Data (Amount in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Total revenue	$17,079	$14,117	$29,709	$27,482
By Type:
Products	15,136	12,776	25,978	24,955
Services	1,943	1,341	3,731	2,527
By Geography:
Americas	4,668	12,774	13,398	25,350
EMEA	12,117	1,262	15,956	1,614
APAC	294	81	355	518
Cost of Revenue	16,023	9,803	28,972	19,589
By Type:
Products	15,036	9,141	27,225	18,365
Services	987	662	1,747	1,224
Gross profit	1,056	4,314	737	7,893
Operating expenses:
Sales and marketing	1,466	1,056	2,991	2,249
Research and development	3,279	2,675	6,044	5,427
General and administrative	2,269	1,435	4,106	3,051
Total operating expenses:	7,014	5,166	13,141	10,727
Other income (expense), net	(642)	(1,349)	(1,409)	(2,595)

Selected Consolidated Statement of Operations Data, as a Percentage of Total Revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Total revenue	100.0%	100.0%	100.0%	100.0%
By Type:
Products	88.6%	90.5%	87.4%	90.8%
Services	11.4%	9.5%	12.6%	9.2%
By Geography:
Americas	27.3%	90.5%	45.1%	92.2%
EMEA	70.9%	8.9%	53.7%	5.9%
APAC	1.7%	0.6%	1.2%	1.9%
Cost of Revenue	93.8%	69.4%	97.5%	71.3%
By Type:
Products	88.0%	64.8%	91.6%	66.8%
Services	5.8%	4.7%	5.9%	4.5%
Gross profit	6.2%	30.6%	2.5%	28.7%
Operating expenses:
Sales and marketing	8.6%	7.5%	10.1%	8.2%
Research and development	19.2%	18.9%	20.3%	19.7%
General and administrative	13.3%	10.2%	13.8%	11.1%
Total operating expenses:	41.1%	36.6%	44.2%	39.0%
Other income (expense), net	(3.8)%	(9.6)%	(4.7)%	(9.4)%

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Revenue

Total revenue for the three months ended March 31, 2016 increased by $3.0 million, or 21.0%, to $17.1 million from $14.1 million for the three months ended March 31, 2015.    Product revenue for the three months ended March 31, 2016 increased by $2.4 million, or 18.5%, to $15.1 million from $12.8 million for the three months ended March 31, 2015, primarily driven by increased sales of our products and the timing of delivery of our solutions to customers. Of the $15.1 million of product revenue, $11.1 million was attributable to sales of our turnkey solutions compared to $1.4 million for the three months ended March 31, 2015. Service revenue for the three months ended March 31, 2016 increased by $0.6 million, or 44.9%, to $1.9 million from $1.3 million for the three months ended March 31, 2015. The increase in service revenue was driven by increased revenue from project management related to turnkey solutions.

Cost of Revenue

Total cost of revenue for the three months ended March 31, 2016 increased by $6.2 million, or 63.4%, to $16.0 million from $9.8 million for the three months ended March 31, 2015. Product cost of revenue for the three months ended March 31, 2016 increased by $5.9 million, or 64.5%, to $15.0 million from $9.1 million for the three months ended March 31, 2015.  Of the $15.0 million in product cost of revenue, $10.6 million was attributable to our turnkey solutions compared to $1.3 million for the three months ended March 31, 2015.  The increase in product cost of revenue was primarily driven by the higher concentration of turnkey solutions in our product mix as well as an increase in provision for excess inventory of $0.6 million.  We expect continued variability in our inventory reserve as we invest in new product technology and determine how to most efficiently utilize existing inventory.  Service cost of revenue for the three months ended March 31, 2016 increased by $0.3 million, or 49.1%, to $1.0 million from $0.7 million for the three months ended March 31, 2015.  The increase in service cost of revenue was primarily a result of the increase in delivery of services to customers.

Gross Profit

Gross profit decreased by $3.3 million, or 75.5%, to $1.1 million for the three months ended March 31, 2016 from $4.3 million for the three months ended March 31, 2015. As a percentage of revenue, gross profit was approximately 6.2% and 30.6% for the three months ended March 31, 2016 and 2015, respectively. The decrease in gross profit as a percentage of revenue for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily driven by an increase in provision for excess inventory of $0.6 million and an increase in turnkey solution sales, which have a lower gross margin contribution rate than our other product offerings.

Operating Expenses

Research and Development

Research and development expense increased by $0.6 million, or 22.6%, to $3.3 million for the three months ended March 31, 2016 from $2.7 million for the three months ended March 31, 2015.   As a percentage of revenue, research and development expense was approximately 19.2% and 18.9% for the three months ended March 31, 2016 and 2015, respectively.  The increase in research and development expense was primarily related to development costs associated with our flexrate card and our submarine branching unit.

Sales and Marketing

Sales and marketing expense increased by $0.4 million, or 38.8%, to $1.5 million for the three months ended March 31, 2016 from $1.1 million for the three months ended March 31, 2015. As a percentage of revenue, sales and marketing expense was approximately 8.6% and 7.5% for the three months ended March 31, 2016 and 2015, respectively. The increase in sales and marketing expenses was primarily due to an increase in headcount and commission costs as a result of an increase in new contracts added to backlog during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

General and Administrative

General and administrative expense for the three months ended March 31, 2016 increased by $0.8 million, or 58.1%, to $2.3 million compared to $1.4 million for the three months ended March 31, 2015. As a percentage of revenue, general and administrative expense was approximately 13.3% and 10.2% for the three months ended March 31, 2016 and 2015, respectively.  The increase in general and administrative expenses was primarily due to increased share based compensation, increased headcount and costs associated with becoming a public company.

Other Income (Expense), Net

Other expense, net, decreased by $0.7 million, or 52.4%, to $0.6 million for the three months ended March 31, 2016 from $1.3 million for the three months ended March 31, 2015. The decrease in other expense was driven by a decrease in interest expense as a result of the conversion of related party notes payable into Series E-3 convertible preferred stock which was subsequently converted to common stock upon the completion of our initial public offering in November 2015.

Six Months Ended March 31, 2016 Compared with Six Months Ended March 31, 2015

Revenue

Total revenue for the six months ended March 31, 2016 increased $2.2 million, or 8.1% to $29.7 million from $27.5 million for the six months ended March 31, 2015.  Product revenue for the six months ended March 31, 2016 increased by $1.0 million, or 4.1%, to $26.0 million from $25.0 million for the six months ended March 31, 2015 primarily driven by the timing of delivery of our products.  Of the $26.0 million of product revenue, $18.1 million was attributable to sales of our turnkey solutions compared to $1.5 for the six months ended March 31, 2015. Service revenue for the six months ended March 31, 2016 increased by $1.2 million, or 47.6%, to $3.7 million from $2.5 million for the six months ended March 31, 2015. The increase in services revenue was driven by increased revenue from project management related to turnkey solutions.

Cost of Revenue

Total cost of revenue for the six months ended March 31, 2016 increased by $9.4 million, or 47.9%, to $29.0 million from $19.6 million for the six months ended March 31, 2015. Product cost of revenue for the six months ended March 31, 2016 increased by $8.9 million, or 48.2%, to $27.2 million from $18.4 million for the six months ended March 31, 2015.  Of the $27.2 million in product cost of revenue, $17.1 million was attributable to our turnkey solutions compared to $1.3 million for the six months ended March 31, 2015.  The increase in product cost of revenue was primarily driven by the higher concentration of turnkey solutions in our product mix as well as an increase in provision for excess inventory of $1.2 million and a $1.0 million provision for a loss on a contract.  We expect continued variability in our inventory reserve as we invest in new product technology and determine how to most efficiently utilize existing inventory.  With respect to the $1.0 million loss on a contract we signed in the period, our current estimated cost on the contract exceeds the purchase price resulting in a loss.  Based on our experience, we believe this relationship will ultimately prove profitable through additional purchase orders which we anticipate will include higher margin line cards.  Service cost of revenue for the six months ended March 31, 2016 increased $0.5 million, or 42.7% to $1.7 million from $1.2 million for the six months ended March 31, 2015.  The increase in service cost of revenue was primarily a result of the increase in delivery of services to customers.

Gross Profit

Gross profit decreased by $7.2 million, or 90.7%, to $0.7 million for the six months ended March 31, 2016 from $7.9 million for the six months ended March 31, 2015.  As a percentage of revenue, gross profit was approximately 2.5% and 28.7% for the six months ended March 31, 2016 and 2015, respectively. The decrease in gross profit as a percentage of revenue for the six months ended March 31, 2016 as compared to the six months ended March 31, 2015 was primarily driven by a $1.1 million provision for excess inventory, a $1.0 million provision for a loss contract and an increase in turnkey solution sales, which have a lower gross margin contribution rate than our other product offerings.

Operating Expenses

Research and Development

Research and development expense increased by $0.6 million, or 11.4%, to $6.0 million for the six months ended March 31, 2016 from $5.4 million for the six months ended March 31, 2015. As a percentage of revenue, research and development expense was approximately 20.3% and 19.7% for the six months ended March 31, 2016 and 2015, respectively. The increase in research and development expense was primarily related to development costs associated with our flexrate card and our submarine branching unit.

Sales and Marketing

Sales and marketing expense increased by $0.7 million, or 33.0%, to $3.0 million for the six months ended March 31, 2016 from $2.2 million for the six months ended March 31, 2015.  As a percentage of revenue, sales and marketing expense was approximately 10.1% and 8.2% for the six months ended March 31, 2016 and 2015, respectively. The increase in sales and marketing expenses was primarily due to an increase in headcount and commission costs as a result of an increase in new contracts added to backlog during the six months ended March 31, 2016 compared to the six months ended March 31, 2015.

General and Administrative

General and administrative expenses for the six months ended March 31, 2016 increased by $1.1 million, or 34.6%, to $4.1 million compared to $3.1 million for the six months ended March 31, 2015. As a percentage of revenue, general and administrative expense was approximately 13.8% and 11.1% for the six months ended March 31, 2016 and 2015, respectively.  The increase in general and administrative expenses was primarily due to increased share based compensation, increased headcount and costs associated with becoming a public company.

Other Income (Expense), Net

Other expense, net, decreased by $1.1 million, or 45.7%, to $1.4 million for the six months ended March 31, 2016 from $2.6 million for the six months ended March 31, 2015. The decrease in other expense was driven by a decrease in interest expense as a result of lower debt levels after completing our initial public offering in November 2015.

Variability of Quarterly Results

Our operating results fluctuate from quarter to quarter as a result of a variety of factors, many of which are outside of our control. These factors can include availability of working capital, fluctuations in demand for our solutions, reductions in customers’ budgets for purchase and delays in their purchasing cycles, order cancellations, reductions or delays, the timeliness of our customers’ payments, and general economic conditions. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our budgeted expense levels depend in part on our expectations with respect to long-term future revenue and global customers. As a result, our historical results should not be considered a reliable indicator of our future results of operations. For additional information on matters that may affect our quarterly results, see the section titled “Risk Factors—Our operating results may fluctuate significantly from period to period, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations” in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception. For the six months ended March 31, 2016 and 2015, we had a net loss of $13.8 million and $5.4 million, respectively. As of March 31, 2016, we had an accumulated deficit of $398.5 million.  Due to our growth, footprint expansion with new customers, and operating results to date, the Company needs access to significant amounts of working capital to satisfy these demands.  These needs include both short-term and long-term liquidity requirements. In the short-term, we require additional capital to operate our business, fund our operating expenses and purchase inventory to fulfill our current obligations to our customers and suppliers. In the long-term, we require additional capital to support the growth of our business and the acquisition and fulfillment of new customer contracts to generate revenue. Historically, we have managed our working capital needs through a combination of debt and equity, which are not sufficient to fund operations.   We must restructure our debt in the short-term.  We are actively pursuing multiple paths to mitigate this risk and satisfy our short-term and long-term needs, including debt restructuring, additional direct investment and strategic partnerships.

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

We use term loans as a source of funds to facilitate our liquidity needs on a longer term basis.  As of March 31, 2016, we had $2.6 million of cash and cash equivalents, excluding $3.8 million of restricted cash, and $14.9 million of debt. Despite the breach described below, our senior lender allowed access to our credit facility during the second quarter and as of March 31, 2016, our borrowing base supported a capacity of $1.9 million thereunder.

In January and February of 2016, we breached a financial covenant with our senior lender, which caused a cross-default with our subordinated lender.  During the period from January through April 2016, we were in default under both of our loan agreements.  In April of 2016, we amended our loan agreement with our senior lender to provide for a limited waiver of this breach and to replace the existing financial covenant, among other modifications. As amended, our loan agreement includes covenants that we will (i) maintain at least $1.5 million of cash in lender’s bank and/or of available borrowing capacity under our credit facility with our lender and (ii) obtain on or before May 31, 2016 a term sheet or letter of intent for additional capital acceptable to our lender which provides for funding of sufficient proceeds to repay our obligations to our lender on or before July 31, 2016. In addition, in May 2016 we defaulted on our payment obligations to our subordinated lender and obtained a limited waiver with respect to the payment default and the above-referenced cross-default. There is no assurance that we will be in compliance with the financial covenants of our loan documents in the future.

We believe we have the available resources to meet our liquidity requirements, including debt service, for the next twelve months, provided we successfully execute our plan to restructure our credit facility with a new lender and obtain additional working capital. We are actively working on solutions to resolve our liquidity shortfall, including an increase to our borrowing availability and restructuring our debt facilities.  In addition we are pursuing additional capital through direct investment and strategic partnerships to provide the Company with access to sufficient working capital to continue to operate and grow. There can be no assurance that we will be able to raise additional capital, restructure our debt, or generate sufficient cash flows to meet our liquidity requirements, or that we will be able to maintain our ability to borrow under our revolving credit facility. See the “Risk Factors” section of this Quarterly Report on Form 10-Q.

	Six Months Ended March 31,
	2016	2015
Cash used in operating activities	$(20,149)	$(3,872)
Cash used in investing activities	(3,441)	(153)
Cash provided by financing activities	23,706	3,141

Cash Flows

Cash and cash equivalents as of March 31, 201 were $2.6 million, which was an increase of $0.8 million from September 30, 2015.

Net Cash Used in Operating Activities

Cash flow used in operating activities increased $16.3 million to a cash outflow of $20.1 million for the six months ended March 31, 2016 compared to a cash outflow of $3.9 million for the six months ended March 31, 2015. The increase in operating cash outflows was primarily due to a larger loss from operations, partially offset by an increase in non-cash expenses of $2.7 million, and an outflow due to the change in operating assets and liabilities of $10.6 million. Net loss increased to $13.8 million during the six months ended March 31, 2016 compared with $5.5 million for the six months ended March 31, 2015.

Net Cash Used in Investing Activities

Net cash used in investing activities increased to a cash outflow of $3.4 million during the six months ended March 31, 2016 compared to $0.2 million during the six months ended March 31, 2015. Net cash used in investing activities increased primarily due to an increase in restricted cash used to collateralize performance bonds on contracts executed during the period.

Our cash outflow for capital expenditures was $0.9 million and $0.5 million for the six months ended March 31, 2016 and 2015, respectively. Capital expenditures were primarily related to major replacements of equipment and various investments to reduce future operating costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased to a cash inflow of $23.7 million for the six months ended March 31, 2016 compared to a cash inflow of $3.1 million during the six months ended March 31, 2015. The increase was primarily due to proceeds received in our initial public offering, net of offering expenses, of $21.8 million offset by $1.2 million of debt repayment, net of borrowing, during the six months ended March 31, 2016.

Debt and Other Obligations

Long-term debt consists of the following:

	March 31,	September 30,
	2016	2015
	(In thousands)
Term loan	4,319	6,129
Line of credit	10,559	6,711
	14,878	12,840
Less current maturities	(14,878)	(10,707)
Total long-term debt	$—	$2,133

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

In March 2014, we modified our agreement with Horizon Technology Finance Corporation to combine the two term loans, change the interest rate, revise the repayment schedule amount and extend the maturity date. The modified term loan bears interest at 12.5% per annum and matures on December 31, 2016. The modification added an additional nominal payment at the end of the debt term. We may, at our option, prepay the borrowings by paying Horizon a prepayment premium. No other changes were made to the terms of the debt. The fees paid for the modification are being amortized as an adjustment of interest expense using the interest method. At March 31, 2016 the unamortized warrants were $0.0 million, and the outstanding balance of the loan totaled $4.3 million.

In June of 2010, we obtained a $7.5 million revolving line of credit facility from a bank. Borrowings under this line of credit bore interest at a per annum rate equal to the greater of (i) 4.25% and (ii) the prime rate plus 3.25%. All borrowings were collateralized by our receivables and inventory. The outstanding balance on the line of credit was $3.1 million at September 30, 2014. The facility expired on January 1, 2015, and we elected to obtain a new line of credit facility from another bank.

In January of 2015, we entered into a loan and security agreement with Square 1 Bank that provides for a line of credit of up to $12.5 million. The line of credit matured on January 15, 2016 and was modified and extended through April 15, 2016. Borrowings under the line of credit bear interest at a per annum rate equal to the greater of (i) 7.0% and (ii) the prime rate plus 3.5%. Our obligations under the loan and security agreement are secured by a security interest on all of our assets. Horizon agreed to subordinate its obligations to those of Square 1 Bank under this facility. The outstanding balance on the line of credit was $10.6 million at March 31, 2016. The loan and security agreement contains customary conditions to borrowing, events of default, and covenants, including covenants limiting our ability to merge or consolidate with other entities, acquire or dispose of assets, make investments, incur debt, and pay dividends, in each case subject to certain exceptions. One financial covenant requires us to maintain a minimum adjusted cash flow. As of January 31, 2016 and February 29, 2016, we breached this financial covenant, which caused a cross-default with our subordinated lender. During the period from January through April 2016, we were in default under both of our loan agreements. In April of 2016, we obtained a waiver for the violations, agreed to modify certain financial covenants, and extended the loan and security agreement through July 31, 2016.  Despite the breach, the senior lender allowed access to the credit facility during the second quarter and as of March 31, 2016, our borrowing base supported a capacity of $1.9 million thereunder. In addition, in May 2016 we defaulted on our payment obligations to our subordinated lender and obtained a limited waiver with respect to the payment default and the above-referenced cross-default. There is no assurance that we will be in compliance with the financial covenants of our loan documents in the future. Concurrently with entering into the loan and security agreement, we issued to Square 1 Bank a warrant to purchase shares of our preferred stock, which upon completion of our initial public offering, is now exercisable for 29,586 shares of our common stock. The warrant expires on the tenth anniversary of its date of issuance. The relative fair value of the warrants of $0.3 million, which was determined using the Black Scholes Option pricing model, was recorded as additional paid-in-capital and reduced the carrying value of the line of credit. The warrants are being amortized to interest expense over the term of the line of credit.

Contractual Debt and Cash Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Off-Balance Sheet Arrangements

During the six months ended March 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance, or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

The substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain revenue and operating costs in other currencies and are therefore subject to foreign currency risks, particularly fluctuations in exchange rates for the Canadian dollar, British pound and Euro. The effect of an immediate 10% adverse change in exchange rates on foreign denominated transactions as of the six months ended March 31, 2016 and 2015 would have resulted in a total net loss in the period of approximately $14.2 million and $5.7 million, respectively. To date, we have not entered into any hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents and short and long-term restricted cash totaling $6.4 million and $3.0 million as of March 31, 2016 and September 30, 2015, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, solely as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016.  To address this material weakness, we have implemented certain remedial measures, as described below.

Material Weakness

As of March 31, 2016, management concluded that our internal control over financial reporting was not effective due to the material weakness identified. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal controls surrounding our impairment of long-lived asset testing, such that management failed to initially identify a triggering event. This control deficiency did not result in a material misstatement to our consolidated financial statements for the quarter ended March 31, 2016. However, this control deficiency, if unremediated, could, in another reporting period, result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the control. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Remediation Plan

With oversight from the audit committee, our management has begun to design and implement certain remediation measures to address the above-described material weakness and enhance the Company’s internal control over financial reporting. We will take the following actions to improve the design and operating effectiveness of our internal control in order to remediate this material weakness:

•	Review the processes related to the impairment assessment of long-lived assets.

•	Design, document, and implement additional control procedures related to the identification of triggering events associated with the potential impairment of long-lived assets.

•	Test and evaluate the design and operating effectiveness of the control procedures.

•	Assess the effectiveness of the remediation plan.

The Company believes the remediation measures will strengthen the Company’s internal control over financial reporting and remediate the material weakness identified. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate given the circumstances.  We are in the process of implementing our remediation plan and expect to have the material weakness remediated prior to September 30, 2016.

Changes in Internal Control Over Financial Reporting

Except as described above with respect to the material weakness and our remediation plan, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We breached our financial covenant with our senior lender in January and February of 2016 and may breach additional covenants if we are not able to achieve certain requirements as agreed in a recent amendment to our credit facility with our lender.  In the event that we breach our covenants with our lenders, our debt with such lenders would accelerate and our lenders could demand repayment, which would severely restrict our ability to operate our business.

Our loan and security agreement with Pacific Western Bank (successor in interests to Square 1 Bank) contained several covenants, including a financial covenant requiring the company to achieve a minimum adjusted cash flow for specific periods measured at the end of each calendar month.  In January and February of 2016, we failed to achieve the required minimum adjusted cash flow and breached this covenant with our senior lender, which caused a cross-default with our subordinated lender.  During the period from January through April 2016, we were in default under both of our loan agreements.  In April of 2016, we amended our loan agreement with our senior lender to provide for a limited waiver of this breach and to replace the existing financial covenant, among other modifications. As amended, our loan agreement includes covenants that we will (i) maintain at least $1.5 million of cash in lender’s bank and/or of available borrowing capacity under our credit facility with our lender and (ii) obtain on or before May 31, 2016 a term sheet or letter of intent for additional capital acceptable to our lender which provides for funding of sufficient proceeds to repay our obligations to our lender on or before July 31, 2016. In addition, in May of 2016 we defaulted on our payment obligations to our subordinated lender and obtained a limited waiver with respect to the payment default and the above-referenced cross-default. Even though we obtained waivers from our lenders for the periods above, there can be no assurance that in the future we will satisfy such financial or other covenants of the loan agreements, or obtain any required waiver or amendment, in which event of default the lenders could refuse to make further extensions of credit to us, and could require all amounts borrowed, together with accrued interest and other fees, to be immediately due and payable. In such an event, we could lose access to working capital and be unable to operate our business.

We need to restructure our debt and need access to additional capital to operate our business, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our common stock.

We have historically relied on outside financing to fund our operations, capital expenditures and expansion. We have a short term obligation to restructure our debt.  We require and are pursuing additional capital from equity and debt financing sources to operate our business.  We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to operate, grow or support our business and to respond to business challenges could be significantly limited.

We have a history of significant operating losses, anticipate increasing our operating expenses in the future and may not achieve or maintain profitability in the future.

As of March 31, 2016, our accumulated deficit was $398.5 million. We experienced a net loss of $13.8 million for the six months ended March 31, 2016 and $16.6 million for the fiscal year ended September 30, 2015. We expect to continue to make significant expenditures related to the development of our business, including expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our research and development operations. In addition, as a public company, we have incurred and will continue to incur additional legal, accounting and other expenses that we did not incur when were a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities in order to achieve future profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to achieve or maintain profitability, and we may continue to incur significant losses in the future.

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

In addition to other risks discussed in this section, factors that may contribute to fluctuations in our revenue and our operating results include:

•	fluctuations in demand, sales cycles, product mix and prices for our solutions and our services;
•	reductions in customers’ budgets for solutions purchases and delays in their purchasing cycles;
•	order cancellations or reductions or delays in delivery schedules by our customers;
•	timeliness of our customers’ payments for their purchases;
•	preparedness of customers for the installation of our solutions;
•	the timing of new product announcements or upgrades by us or by our competitors;
•	any significant changes in the competitive dynamics of our market, including any new entrants, technological advances or substantial discounting of products;
•	purchase or merger of our existing customers by or with a non-customer who is currently supplied by a competitor;
•	availability of third-party suppliers to provide products and services for us;
•	the timing of recognizing revenue in any given quarter, including the impact of revenue recognition standards in United States generally accepted accounting principles, or U.S. GAAP;
•	our ability to control costs, including our operating expenses, the costs of, and the lead times associated with, obtaining the components we purchase and the costs of warranty or repair work; and
•	general economic and adverse geopolitical conditions in domestic and international markets.

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

For example, our gross margin percentage for the six months ended March 31, 2016 was 2.5% as compared to 16.8% for the year ended September 30, 2015 and 33.7% for the year ended September 30, 2014. The decrease in gross margin percentage the six months ended March 31, 2016 and the year ended September 30, 2015 was primarily driven by the mix of products sold during the periods. In particular, our turnkey solutions have lower gross margins than our equipment sales, and to the extent we have a greater proportion of revenue from turnkey solutions in any period, our gross margin percentage will be lower. As a result of our relative size and the often large, complex nature of the projects in which we make product installations, we have limited ability to control the scheduling of the installation of our products and are often requested to reschedule installations. This rescheduling may cause us to redeploy our personnel and could result in us being unable to meet commitments to our other customers, which may negatively impact our gross margins. Further, this rescheduling could cause revenue to be recognized later than forecasted. As a result of our relatively fixed operating costs associated with our personnel, if our revenue does not meet projected levels in a particular quarter, our gross margin for that quarter will be adversely affected. Fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability.

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

Increased competition in our markets has resulted in our competitors engaging in aggressive business tactics, especially when we compete for large customers. These tactics include:

•	selling equipment or inventory at a discount, including at or below cost;
•	announcing competing products prior to market availability combined with extensive marketing efforts;
•	offering low pricing on products competitive to ours as part of a larger, bundled product offering;
•	partnering of multiple competitors to offer a combined bundled offering;
•	providing financing, marketing and advertising assistance to customers; and
•	asserting intellectual property rights irrespective of the validity of the claims.

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

We derive a significant portion of our revenue from a limited number of customers. For the six months ended March 31, 2016, Cable & Wireless Communications plc, Defense Information Systems Agency and a consortia led by Oman Telecommunications Company S.A.O.G. accounted for 11.6%, 21.0% and 45.6% of our revenue, respectively and 92.4% of our revenue was generated by six customers.  For the year ended September 30, 2015, Cable & Wireless Communications plc, Defense Information Systems Agency and GlobeNet Inc. accounted for 16.2%, 43.8% and 24.9% of our revenue, respectively, and 95.6% of our revenue was generated by six customers, and for the fiscal year ended September 30, 2014, Cable & Wireless Communications plc, Gulf Bridge International, Inc. and OCI Group Inc. accounted for 25.9%, 22.1% and 24.1% of our revenue, respectively, and 88.7% of our revenue was generated by six customers. Our business and financial results are correlated with the spending of a limited number of customers and can be significantly affected by market, industry or competitive dynamics affecting their businesses. The timing of customer purchases and of their requested delivery of purchased product is difficult to predict, and our ability to continue to generate revenue from key customers will depend on our ability to maintain strong relationships with these customers and introduce new products and services that are desirable to these customers at competitive prices. In addition, in certain circumstances our customers can terminate or reduce their contracts for convenience. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenue for the next few years. The loss of, or a significant delay or reduction in purchases by, a small number of customers could harm our business, operating results and financial condition.

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

As of April 30, 2016, we had 17,214,718 shares of common stock outstanding.  The 5,000,000 shares sold in our initial public offering were freely tradeable immediately after the offering, subject in certain instances to lock-up agreements executed in connection with the offering.  All remaining shares outstanding are currently restricted as a result of lock-up agreements with us or the underwriters of our initial public offering. The shares currently restricted as a result of lock-up agreements will be available for sale into the public market on May 11, 2016, subject in some cases to volume and other limitations.  Needham & Company, LLC may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to contractual lock-up agreements with the underwriters to sell shares prior to the expiration of such lock-up agreements.    If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline.

Some of our existing stockholders have contractual demand or piggyback rights to require us to register with the SEC shares of our common stock. If we register these shares of common stock following the expiration of the lock-up agreements, the stockholders would be able to sell those shares freely in the public market.

On November 13, 2015, we registered 3,995,085 shares of our common stock that we have issued or may issue under our equity plans. With the registration of these shares, they can be freely sold in the public market upon issuance, subject, if applicable, to the lock-up agreements described above and in some cases, to volume and other limitations. As of March 31, 2016, there were stock options to purchase 791,144 shares of our common stock and unvested restricted stock units representing 5,000 shares of our common stock outstanding, as well as 67,418 shares subject to outstanding warrants, which will be eligible for sale in the public market upon exercise and to the extent permitted by Rules 144 and 701 under the Securities Act.  If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

Insiders continue to have substantial control over us, which may limit our stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

As of April 31, 2016, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 30% of our outstanding common stock. As a result, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

The issuance of additional stock in connection with acquisitions or otherwise will dilute all other stockholdings.

As of April 31, 2016, we had an aggregate of 78,295,581 shares of common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to actively pursue strategic acquisitions. We may pay for such acquisitions, partly or in full, through the issuance of additional equity or convertible debt securities. Any issuance of shares in connection with our acquisitions or otherwise or the exercise of stock options issued in connection with our acquisitions would dilute the percentage ownership held by current investors.

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

We have identified a material weakness in our internal control over financial reporting. If our internal controls over financial reporting are not considered effective, our business, financial condition and market price of our common stock and other securities could be adversely affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our annual report for the fiscal year ending September 30, 2016, provide a management report on our internal controls over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we are no longer an “emerging growth company,” as defined by the JOBS Act.

In connection with the review of our financial statements for the quarter ended March 31, 2016, we concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified related to the controls surrounding our impairment of long-lived asset testing, such that management failed to identify a triggering event. We subsequently tested our long-lived assets for impairment as of March 31, 2016 and did not ultimately record any impairment charge. Nonetheless, as a result of this material weakness, we evaluated our internal control over financial reporting as ineffective.

We are taking steps to remediate the material weakness in our internal control over financial reporting, including designing additional training programs for relevant personnel and developing specific review procedures regarding the review of the impairment of long-lived assets. However, we cannot assure you that these efforts will remediate our material weakness in a timely manner, or at all. If we are unable to successfully remediate our material weakness, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock and other securities.

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

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Date: May 16, 2016	By:	/s/ Jon R. Hopper
Jon R. Hopper
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Paul J. Colan
Paul J. Colan
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	Form 10-K	001-37617	3.1	December 16, 2015

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-207288	3.4	October 26, 2015

10.1*	Limited Waiver and First Amendment to Loan Agreement, dated October 30, 2015, by and among Pacific Western Bank, the Registrant, Azea Networks, Inc., Neovus, Inc. and Xtera Asia Holdings, LLC.

10.2*	Second Amendment to Loan Agreement, dated January 11, 2016, by and among Pacific Western Bank, the Registrant, Azea Networks, Inc., Neovus, Inc. and Xtera Asia Holdings, LLC.

10.3	Limited Waiver and Third Amendment to Loan Agreement, dated April 27, 2016, by and among Pacific Western Bank, the Registrant, Azea Networks, Inc., Neovus, Inc. and Xtera Asia Holdings, LLC.	8-K	001-37617	10.1	May 3, 2016

10.4*	Extension to the Master Manufacturing Agreement between the Registrant and NSG Technology, Inc., effective as of January 1, 2016.

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

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