Form 10-Q
period 2016-06-30
XTERA COMMUNICATIONS, INC.
filed 2016-08-11
CIK 1122051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016 the registrant had 17,224,624 shares of common stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	September 30,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$614	$1,753
Restricted cash	328	1,120
Accounts receivable, net	5,198	6,580
Unbilled receivables	11,263	6,119
Inventories, net	11,724	10,540
Deferred cost	5,010	780
Prepaid expenses and other current asset	1,092	1,185
Total current assets	35,229	28,077
Property and equipment, net	3,923	3,399
Restricted cash	3,476	152
Intangible assets, net	6,745	7,554
Other assets	90	90
Total assets	$49,463	$39,272
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$25,340	$13,589
Accrued compensation and employee benefits	1,178	760
Deferred revenue	2,966	1,058
Warranty reserve	2,569	1,735
Current portion of long-term debt	12,103	10,707
Other accrued liabilities	14,677	4,966
Total current liabilities	58,833	32,815
Long-term debt less current portion	—	2,133
Other long-term liabilities	619	631
Total liabilities	59,452	35,579
Commitments and contingencies
Stockholders’ equity (deficit)
Series A-3 convertible preferred stock, $0.001 par value, Authorized shares: 0 and 40,500,000 as of June 30, 2016 and September 30, 2015; Issued and outstanding shares: 0 and 39,663,482 as of June 30, 2016 and September 30, 2015	—	40
Series B-3 convertible preferred stock, $0.001 par value, Authorized shares: 0 and 39,500,000 as of June 30, 2016 and September 30, 2015; Issued and outstanding shares: 0 and 38,589,303 as of June 30, 2016 and September 30, 2015	—	39
Series C-3 convertible preferred stock, $0.001 par value, Authorized shares: 0 and 25,000,000 as of June 30, 2016 and September 30, 2015; Issued and outstanding shares: 0 and 19,081,778 as of June 30, 2016 and September 30, 2015	—	19
Series D-3 convertible preferred stock, $0.001 par value, Authorized shares: 0 and 60,000,000 as of June 30, 2016 and September 30, 2015; Issued and outstanding shares: 0 and 52,509,212 as of June 30, 2016 and September 30, 2015	—	53
Series E-3 convertible preferred stock, $0.001 par value, Authorized shares: 0 and 120,000,000 as of June 30, 2016 and September 30, 2015; Issued and outstanding shares: 0 and 114,679,639 as of June 30, 2016 and September 30, 2015	—	115
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $0.001 par value, Authorized shares: 100,000,000 and 395,000,000 as of June 30, 2016 and September 30, 2015; Issued and outstanding shares: 17,224,624 and 1,936,056 as of June 30, 2016 and September 30, 2015	17	2
Additional paid-in-capital	410,421	388,047
Accumulated deficit	(422,137)	(384,685)
Accumulated other comprehensive income, net	1,710	63
Total stockholders’ equity (deficit)	(9,989)	3,693
Total liabilities and stockholders’ equity	$49,463	$39,272

The accompanying notes are an integral part of these consolidated financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Products	$4,147	$14,892	$30,125	$39,847
Services	1,200	1,278	4,931	3,805
Total revenue	5,347	16,170	35,056	43,652
Cost of revenue:
Products	18,182	14,579	45,408	32,944
Services	939	503	2,685	1,727
Total cost of revenue	19,121	15,082	48,093	34,671
Gross profit (loss)	(13,774)	1,088	(13,037)	8,981
Operating expenses:
Sales and marketing	1,833	966	4,823	3,215
Research and development	3,402	2,772	9,446	8,198
General and administrative	2,849	1,435	6,956	4,487
Total operating expense	8,084	5,173	21,225	15,900
Operating loss	(21,858)	(4,085)	(34,262)	(6,919)
Other income (expense):
Interest expense	(715)	(631)	(1,477)	(1,917)
Interest expense, related party	—	(377)	—	(1,056)
Foreign exchange loss	(1,059)	484	(1,704)	(146)
Other loss	(3)	—	(5)	—
Total other expense	(1,777)	(524)	(3,186)	(3,119)
Loss before income taxes	(23,635)	(4,609)	(37,448)	(10,038)
Income tax provision	2	2	4	38
Net loss	$(23,637)	$(4,611)	$(37,452)	$(10,076)
Preferred dividend	—	(3,337)	—	(10,011)
Net loss available to common stockholders	$(23,637)	$(7,948)	$(37,452)	$(20,087)
Loss per common share – basic and diluted	$(1.37)	$(4.38)	$(2.52)	$(11.06)
Weighted average shares – basic and diluted	17,218,907	1,816,175	14,837,954	1,815,496

The accompanying notes are an integral part of these consolidated financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(23,637)	$(4,611)	$(37,452)	$(10,076)
Other comprehensive income (loss), net of tax:
Foreign currency translation	996	(436)	1,647	128
Total comprehensive loss, net of tax	$(22,641)	$(5,047)	$(35,805)	$(9,948)

The accompanying notes are an integral part of these consolidated financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

	Nine Months Ended June 30,
	2016		2015
	Shares Outstanding	Amount	Shares Outstanding	Amount
Series A-3 convertible preferred stock
Balance as of the beginning of the period	39,663,482	$40	39,663,482	$40
Conversion to common stock	(39,663,482)	(40)	—	—
Balance as of the end of the period	—	$—	39,663,482	$40
Series B-3 convertible preferred stock
Balance as of the beginning of the period	38,589,303	$39	38,589,303	$39
Conversion to common stock	(38,589,303)	(39)	—	—
Balance as of the end of the period	—	$—	38,589,303	$39
Series C-3 convertible preferred stock
Balance as of the beginning of the period	19,081,778	$19	19,081,778	$19
Conversion to common stock	(19,081,778)	(19)	—	—
Balance as of the end of the period	—	$—	19,081,778	$19
Series D-3 convertible preferred stock
Balance as of the beginning of the period	52,509,212	$53	52,509,212	$53
Conversion to common stock	(52,509,212)	(53)	—	—
Balance as of the end of the period	—	$—	52,509,212	$53
Series E-3 convertible preferred stock
Balance as of the beginning of the period	114,679,639	$—	—	$—
Issuance of preferred stock	—	115	—	—
Conversion to common stock	(114,679,639)	(115)
Balance as of the end of the period	—	$—	—	$—
Common stock
Balance as of the beginning of the period	1,936,056	$2	1,814,630	$2
Exercise of stock options	54,486	—	1,402	—
Release of restricted stock units	60,000	—	—	—
Conversion of preferred stock to common stock	10,174,082	10
Issuance of common stock	5,000,000	5	—	—
Balance as of the end of the period	17,224,624	$17	1,816,032	$2
Additional paid-in-capital
Balance as of the beginning of the period		$388,047		$350,098
Issuance of common stock		21,785		1
Conversion of preferred stock to common stock		256		—
Issuance of warrants		—		264
Amortization of share-based compensation		333		25
Balance as of the end of the period		$410,421		$350,388
Accumulated deficit
Balance as of the beginning of the period		$(384,685)		$(368,053)
Net loss		(37,452)		(10,076)
Balance as of the end of the period		$(422,137)		$(378,129)
Accumulated other comprehensive income (loss), net
Balance as of the beginning of the period		$63		$(401)
Foreign currency translation		1,647		128
Balance as of the end of the period		$1,710		$(273)
Total stockholders’ equity (deficit)		$(9,989)		$(27,861)

The accompanying notes are an integral part of these consolidated financial statements

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Operating Activities:
Net loss	$(37,452)	$(10,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,264	1,986
Provision for inventory obsolescence	4,219	1,001
Provision for loss on contracts	6,639	—
Warranty provision	959	769
Share-based compensation	333	25
Warrant amortization expense	77	152
(Gain) loss on disposition of assets	5	—
Changes in operating assets and liabilities
Accounts receivable	1,357	3,623
Unbilled accounts receivable	(5,144)	(3,014)
Inventories	(6,720)	(2,415)
Deferred costs	(4,230)	(733)
Prepaid expenses and other assets	357	(350)
Accounts payable	11,837	9,097
Other accrued liabilities	3,409	872
Deferred revenue	1,982	(2,215)
Net cash used in operating activities	(20,108)	(1,278)
Investing Activities:
Changes in restricted cash	(2,532)	378
Purchases of property and equipment	(996)	(866)
Net cash used in investing activities	(3,528)	(488)
Financing Activities:
Repayment of debt	(21,771)	(27,747)
Proceeds from debt	20,957	23,847
Proceeds from issuance of bridge loans	—	500
Proceeds from issuance of bridge loans, related party	—	4,300
Payment of capital lease obligations	(69)	—
Proceeds from issuance of common stock	21,790	1
Net cash provided by financing activities	20,907	901
Effect of exchange rate changes on cash	1,590	141
Net increase (decrease) in cash and cash equivalents	(1,139)	(724)
Cash and cash equivalents at beginning of period	1,753	1,920
Cash and cash equivalents at end of period	$614	$1,196
Supplemental disclosure of cash flow information:
Cash paid for interest	$912	$986
Cash paid for income taxes	2	$38
Noncash investing and finance activities:
Issuance of warrants	$—	$264
Inventory converted to depreciable assets	$1,316	$—

The accompanying notes are an integral part of these consolidated financial statements.

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

Description of the Company

Xtera Communications, Inc. (“Xtera”), a Delaware Corporation, was founded in January 1998.  Xtera is a leading provider of high-capacity, cost-efficient optical transport solutions, supporting the high growth in global demand for bandwidth.  Xtera sells its high-capacity optical transport systems to telecommunications service providers, content service providers, data center operators, enterprises and government entities worldwide to support their deployments of long-haul terrestrial and submarine optical cable networks.  Xtera enables long-hail optical transmission infrastructure for inter-continental, regional and enterprise applications.

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

Going-Concern

As shown in the accompanying financial statements, the Company has recurring losses and negative cash flows from operations.  As of June 30, 2016, the Company’s current liabilities exceeded its current assets by $23.6 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has funded its operations through a combination of bank debt, draws on line of credit and sale of common stock. During the three months ended December 31, 2015, the Company closed an initial public offering that raised net proceeds of $21.76 million.  In order for the Company to continue to invest in new product solutions including those that it believes improve its ability to win both equipment and turnkey projects, the Company requires additional financing. The Company’s management believes the investment in new product solutions will allow the Company to attract new customers and leverage relationships with existing customers resulting in improved operating margins and cash flows from operations. The Company currently lacks sufficient liquidity for operations and is currently in breach of payment terms with certain vendors including its contract manufacturers.  Because of supplier credit holds, it is likely that the Company will not be able to achieve, at the times required by certain of its contracts with its customers, milestone dates with respect to certain customer projects. This would expose the Company to damages and other customer remedies (including liquidated damages) for resulting delays. This could make it less likely that other potential vendors and customers would agree to do business with the Company, which could have a material adverse effect on its business and operations.  The Company must restructure its current debt and obtain additional working capital in order to continue to fund operations and release supplier credit holds.  The recoverability of unbilled receivables and deferred cost is also dependent upon obtaining additional financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

The Company is pursuing multiple opportunities with financial institutions to extend maturity dates and increase total borrowing capacity.  Additionally, the Company is pursuing opportunities for potential additional direct investment in the Company and strategic partnerships.  However, no assurance can be given that management will be successful in its efforts. The failure to achieve these plans will have a material adverse effect on the Company's financial position, results of operations, and ability to continue as a going concern.  Based on these factors, the Company believes there is substantial doubt about the entity’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Foreign Currency Translation and Transactions

The functional currency for the Company’s foreign subsidiaries is the local currency in which the entity is located. The financial statements of all subsidiaries with a functional currency other than the United States Dollar (“U.S. Dollar”) have been translated into U.S. Dollars.  All assets and liabilities of foreign operations are translated into U.S. Dollars using period-end exchange rates, and the statement of operations is translated at average exchange rates during the respective period. The U.S. Dollar results that arise from such translation, as well as exchange gains and losses on intercompany balances of a long-term investment nature, are included in the cumulative currency translation adjustments in accumulated other comprehensive loss in stockholders’ equity.

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

Restricted Cash

Restricted cash represents money market funds held by certain banks. Balances are classified between current and non-current assets based on the expiration dates of the performance bond agreements. At June 30, 2016, restricted cash of $3.8 million is collateral for various performance bonds in various geographical locations. In each case the cash is held in custody by the issuing bank and is restricted to withdrawal or use.

Accounts Receivable

Accounts receivable, representing amounts due from customers, are generally unsecured and are stated at the amount the Company expects to collect. Interest is generally not charged on overdue receivables. Unbilled receivables represent revenue amounts earned for which the appropriate revenue criteria have been met, but have not yet been billed because of contractual payment terms. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic considerations.  If a customer's financial condition changes, the Company may be required to record an additional allowance for doubtful accounts for that customer, which could negatively affect its results of operations. All receivables recorded for the nine months ended June 30, 2016 and 2015 are fully collectible, and accordingly, no allowance has been recorded.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Inventories

Inventories consist of component materials and finished goods, which are valued at the lower of cost or market. The cost of inventories is determined using the first-in, first-out method.  Market value is based upon an estimated selling price reduced by the estimated cost of disposal. The determination of market value involves numerous judgments including estimated average selling prices based on recent sales volumes, industry trends, existing customer orders, current contract price, future demand and pricing for its products and technological obsolescence of the Company’s products.  Inventory that is obsolete or in excess of the Company’s forecasted demand or is anticipated to be sold at a loss is written down to its estimated net realizable value based on historical usage and expected demand and included in cost of revenues. During the quarter ended June 30, 2016, the Company made the decision to cease future production of the NXT product line and fully reserve all NXT product line inventory as well as increased reserves on certain older product lines as the Company has inventory that exceeds six months requirements as of June 30, 2016 which resulted in an incremental accrual of $2.5 million.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company recorded a provision for inventory obsolescence of approximately $4.2 million and $1.0 million for the nine months ended June 30, 2016 and 2015, respectively.

Impairment of Long-Lived Assets Other Than Goodwill

Long-lived assets include property and equipment and intangible assets. The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset, or (4) current period operating or cash flow loss combined with previous losses or projected future losses. Due to the Company’s current period operating and cash flow loss combined with previous losses, the Company believes a triggering event has occurred in the period ended June 30, 2016 that requires the Company to evaluate the recoverability of its long-lived assets.  The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future undiscounted net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Upon completion of the Company’s analysis of long-lived assets, it was determined there were no impairments of long-lived assets during the nine months ended June 30, 2016 and 2015.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

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

The Company applies the percentage-of-completion method to long-term arrangements where it is required to undertake significant production, customization or modification engineering, and reasonable and reliable estimates of revenue and cost are available. Utilizing the percentage-of-completion method, the Company recognizes revenue based on the ratio of actual costs incurred to date to total estimated costs expected to be incurred. In instances that do not meet the percentage-of-completion method criteria, recognition of revenue is deferred until there are no uncertainties regarding customer acceptance. Unbilled percentage-of-completion revenues recognized are included in unbilled receivables. Billings in excess of revenues recognized on these contracts are recorded within deferred revenue.  The percentage of revenue recognized using the percentage-of-completion method for the nine months ended June 30, 2016 and 2015 were 65.6% and 30.4%, respectively.

The Company reviews and updates the cost estimates for customer projects monthly. When estimates of total costs to be incurred exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.  This loss estimate is adjusted quarterly throughout the project based on updated estimates.  The loss contract accruals as of June 30, 2016 and September 30, 2015 were $3.8 million and $0.0 million, respectively.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

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

Warranty Reserve

The Company provides a limited two to five year warranty on its products and accrues for estimated future warranty costs in the period in which revenue is recognized. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

The following table reflects the changes in the Company’s warranty reserve:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Warranty reserve, beginning of period	$2,158	$1,258	$1,735	$978
Provision	465	333	959	769
Claims	(54)	(116)	(125)	(272)
Warranty reserve, end of period	$2,569	$1,475	$2,569	$1,475

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

NOTE 4 - INVENTORIES

Inventories consist of the following:

	June 30,	September 30,
	2016	2015
	(In thousands)
Component materials	$9,248	$6,442
Finished goods	16,365	15,062
	25,613	21,504
Inventory reserves	(13,889)	(10,964)
Net inventories	$11,724	$10,540

The following table reflects the changes in the Company’s inventory reserve:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Inventory reserve, beginning of period	$11,939	$9,890	$10,964	$9,857
Provision	2,450	383	4,219	1,001
Write-offs	(500)	—	(1,294)	(585)
Inventory reserve, end of period	$13,889	$10,273	$13,889	$10,273

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	September 30,
	2016	2015
	(In thousands)
Computer software	$2,495	$2,509
Fixtures and equipment	26,844	25,575
Leasehold improvements	1,145	1,672
	30,484	29,756
Accumulated depreciation and amortization	(26,561)	(26,357)
Property and equipment, net	$3,923	$3,399

Depreciation and amortization expense for the nine months ended June 30, 2016 and 2015 totaled approximately $1.5 million and $1.2 million, respectively. Included in fixtures and equipment is property leased under capital leases totaling $0.39 million and $0.38 million at June 30, 2016 and September 30, 2015, respectively.  Depreciation expense on property leased under capital leases for the nine months ended June 30, 2016 and 2015 totaled approximately $0.1 million and $0.0 million, respectively.

NOTE 6 - INTANGIBLE ASSETS

As of the dates indicated, intangible assets are comprised of the following (in thousands):

	June 30, 2016			September 30, 2015
	Gross Intangible	Accumulated Amortization	Net Intangible	Gross Intangible	Accumulated Amortization	Net Intangible
Customer related intangible assets	$2,796	$2,796	$—	$2,796	$2,796	$—
Developed technology	15,838	9,093	6,745	15,838	8,284	7,554
Total intangible assets	$18,634	$11,889	$6,745	$18,634	$11,080	$7,554

NOTE 6 - INTANGIBLE ASSETS — Continued

Amortization expense for the nine months ended June 30, 2016 and 2015 was approximately $0.8 million and $0.8 million respectively.  Expected future amortization of intangible assets for the fiscal years indicated is as follows:

(In thousands)
Remainder of 2016	$270
2017	1,079
2018	1,079
2018	1,079
2019	1,079
Thereafter	2,159
Total	$6,745

NOTE 7 - DEBT

Long-term debt consists of the following:

	June 30,	September 30,
	2016	2015
	(In thousands)
Term loan	$3,905	$6,129
Line of credit	8,198	6,711
	12,103	12,840
Less current maturities	(12,103)	(10,707)
Total long-term debt	$—	$2,133

Senior Debt

In June of 2010, the Company obtained a $7.5 million revolving line of credit facility from Silicon Valley Bank. The line of credit expired in October 2011, was modified and reinstated in February of 2012, and renewed in December of 2013. Borrowings under the line of credit bear interest at the greater of (i) 4.25% and (ii) the prime rate plus 3.25%.  All borrowings are collateralized by the Company’s receivables and inventory.  Borrowings under the line of credit are subject to certain restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items.  The renewed facility expired on January 1, 2015 and the Company elected to obtain a new line of credit facility from another bank.

In January of 2015, the Company obtained a revolving line of credit facility with Square 1 Bank (Square 1) for $12.5 million, as defined in the loan and security agreement.  Borrowings under the line of credit bear interest at the greater of (i) 7.0% and (ii) the prime rate plus 3.5%. The Company’s obligations under the loan and security agreement are secured by a security interest on all of its assets.  The outstanding balance on the line of credit was $8.2 million at June 30, 2016.  The loan and security agreement contains customary conditions to borrowing, events of default, and covenants, including covenants limiting the Company’s ability to merge or consolidate with other entities, acquire or dispose of assets, make investments, incur debt and pay dividends, in each case subject to certain exceptions.  Concurrently with entering into the loan and security agreement, the Company issued to Square 1 a warrant to purchase 769,231 shares of the Company’s preferred stock that expires on the tenth anniversary of its date of issuance.  As of the completion of the Company’s initial public offering, the warrant became exercisable for 29,586 shares of the Company’s common stock.  The relative fair value of the warrant was $0.3 million, which was determined using the Black Sholes Option pricing model, was recorded as additional paid-in-capital and reduced the carrying value of the loan.  The warrant is being amortized to interest expense over the term of the loan using the effective interest method.

NOTE 7 – DEBT — Continued

One financial covenant required the Company to maintain a minimum adjusted cash flow. As of January 31, 2016 and February 29, 2016, the Company breached this financial covenant, which caused a cross-default with its subordinated lender. During the period from January through April 2016, the Company was in default under both of its loan agreements. In April of 2016, the Company obtained a limited waiver and amendment from Square 1 for the violations, agreed to modify certain financial covenants, and extended the agreement through July 31, 2016.  Despite the breach, the senior lender allowed access to the credit facility during the second quarter. On May 31, 2016, the revolving line of credit facility was amended to require the use of a lockbox, provide for an additional success fee, restrict payment of principal on the subordinated debt, and modify certain financial covenants and reporting requirements. At June 30, 2016, the Company defaulted on its obligation to deliver certain draft documentation and entered into a limited waiver and amendment from Square 1 to provide that the failure to deliver certain draft documentation on or before June 30, 2016 shall not constitute an event of default.  On July 31, 2016, the Company defaulted on certain non-financial covenants, which caused a cross-default with its subordinated lender, and entered into a limited waiver and amendment to the revolving line of credit to waive certain events of default by the Company, provide for an additional success fee and extend the maturity date of the agreement to September 1, 2016. The Company remains in ongoing discussions regarding the restructuring of its credit agreements, but there can be no assurance that the Company will be able to restructure its debt.

There is no assurance that the Company will be in compliance with the covenants of its loan documents in the future.  As of June 30, 2016, the outstanding balance on the line was $8.2 million and the Company’s borrowing base supported an additional capacity of $3.7 million thereunder.

Subordinated Debt

On May 10, 2011, the Company entered into a venture loan and security agreement with Horizon Technology Finance Corporation (Horizon) that provided for an initial term loan of up to $10.0 million and an option for an additional term loan of up to $2.0 million and issued to the financial institution a warrant to purchase 983,607 shares of the Company’s preferred stock.  The Company’s obligations under the loan and security agreement are secured by a security interest on all of its assets, including its intellectual property.  Horizon has agreed to subordinate its obligations to those under the revolving line of credit facility noted above.  The loan and security agreement contains customary events of default and non-financial covenants, including covenants limiting the Company’s ability to incur liens, dispose of assets, pay dividends or make other distributions to holders of its equity securities, merge with or acquire other entities, incur debt, and make investments, in each case subject to certain exceptions.  The loan and security agreement does not require the Company to comply with any financial covenants.   The initial term loan bore interest at 11.5% per annum, matured on December 1, 2014, and required interest only payments through June 1, 2012 and principal and interest payment thereafter.  The warrant expires on November 17, 2020 and upon completion of the Company’s initial public offering, is exercisable for 37,832 shares of the Company’s common stock.  A $2 million outstanding balance due to the financial institution was repaid using a portion of the proceeds from the initial term loan.  The Company exercised the option to obtain the additional $2 million loan on December 27, 2011.  The additional term loan bears interest at 11.5% per annum, matured on July 1, 2015, and required interest only payments through January 1, 2013 and principal and interest payments thereafter.  The warrant expires on November 17, 2020 and upon completion of the Company’s initial public offering, is exercisable for 37,832 shares of the Company’s common stock.  Based on their relative fair values at issuance, $8.8 million of the proceeds was allocated to the term loan and $1.2 million to warrants. The relative fair value of the warrants which was determined using the Black Scholes Option pricing model, was recorded as additional paid-in-capital and reduced the carrying value of the loan. The warrants are being amortized to interest expense over the term of the loan using the effective interest method. At June 30, 2016, the unamortized warrant was $0.0 million

Effective March 1, 2014, the Company modified the venture loan and security agreement with Horizon to combine the two loans, change the interest rate, revise the repayment schedule amount and extend the maturity date. The modified term loan bears interest at 12.5% per annum and matures on December 31, 2016. The modification added additional nominal payment at the end of the debt term.  The Company may, at its option, prepay the borrowings by paying a prepayment premium.   In May 2016 the Company defaulted on its payment obligations to Horizon and obtained a limited waiver with respect to such payment default and the above-referenced cross-default. At May 31, 2016, the debt agreement was amended to defer certain principal payments, require the Company to pursue certain fundraising alternatives and deliver the related documentation, modify the maturity date to July 31, 2016, and amend the promissory notes under the loan to reflect updated payment terms and timing. At June 30, 2016, the Company defaulted on its obligation to deliver certain draft documentation and entered into a limited waiver and amendment with Horizon to provide that the failure to deliver certain draft documentation on or before June 30, 2016 shall not constitute an event of default.  At July 31, 2016, the debt agreement was amended to waive the above-referenced cross-default and modify the maturity date of the Loan Agreement and related promissory notes thereunder to September 1, 2016. The Company remains in ongoing discussions regarding the restructuring of its credit agreements, but there can be no assurance that the Company will be able to restructure its debt.

NOTE 7 – DEBT — Continued

There is no assurance that the Company will be in compliance with the covenants of its loan documents in the future. The fees paid for the modification are being amortized as an adjustment of interest expense using the interest method. At June 30, 2016, the outstanding balance of the loan totaled $3.9 million.

The debt obligations for future fiscal years are as follows:

June 30, 2016
(In thousands)
Remainder of 2016	$12,103

12,103
Less current maturities	(12,103)
Total long-term debt	$—

NOTE 8 - EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution 401(k) plan which covers all full-time employees who are at least 18 years of age. Participants may contribute up to 60% of pretax compensation, subject to certain limitations. Employee contributions are invested, at the employees’ discretion, among a variety of investment alternatives. Company contributions are discretionary. No contributions were made for the nine months ended June 30, 2016 and 2015.

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

NOTE 9 - FAIR VALUE MEASUREMENTS — Continued

The following table presents financial assets at June 30, 2016 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

Asset	Level 1	Level 2	Level 3	Total
Money market funds	$3,693	$—	$—	$3,693
Government securities	111	—	—	111
Total assets	$3,804	$—	$—	$3,804
Amounts included in:
Restricted cash	$3,804	$—	$—	$3,804
Total	$3,804	$—	$—	$3,804

The following table presents financial assets at September 30, 2015 for which the Company measures fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

Asset	Level 1	Level 2	Level 3	Total
Money market funds	$1,160	$—	$—	$1,160
Government securities	112	—	—	112
Total assets	$1,272	$—	$—	$1,272
Amounts included in:
Restricted cash	$1,272	$—	$—	$1,272
Total	$1,272	$—	$—	$1,272

NOTE 10 - INCOME TAXES

The following is a geographic breakdown of the provision for income taxes (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Domestic	$—	$—	$—	$—
Foreign	2	2	4	38
Total	$2	$2	$4	$38

The Company had an effective tax rate for the nine months ended June 30, 2016 and 2015 of (0.06)% and (0.20)%, respectively.  As of June 30, 2016, the Company’s deferred tax assets exceeded its deferred tax liabilities.  The Company maintains a valuation allowance against the net deferred tax asset.  The total income tax provision for the nine months ended June 30, 2016 and 2015 differed from amounts computed by applying the U.S. federal statutory tax rate to loss before income taxes primarily due to the recording of the valuation allowance against the net deferred tax assets.

Federal net operating losses may be carried forward for 20 years. The Company has estimated federal net operating loss carryforwards at June 30, 2016 of approximately $214 million which begin to expire in the year 2018. The net operating loss does consider potential limitations under IRC Section 382 which defers or limit the benefit to offset future taxable income. The Company has established a valuation allowance to reserve the net deferred tax asset at June 30, 2016 and September 30, 2015 due to the uncertainty of the timing and amount of future taxable income.  The valuation allowance will continue to be recognized until the realization of future deferred tax benefits are more likely than not to become utilized.

NOTE 11 - STOCKHOLDERS’ EQUITY

Number of shares issued and outstanding (in whole shares):

	Preferred	Preferred	Preferred	Preferred	Preferred
	Shares	Shares	Shares	Shares	Shares
	Convertible	Convertible	Convertible	Convertible	Convertible	Common
	Series A-3	Series B-3	Series C-3	Series D-3	Series E-3	Stock
As of September 30, 2014	39,663,482	38,589,303	19,081,778	52,509,212	—	1,814,630
Issuance of Preferred stock	—	—	—	—	114,679,639	—
Exercise of warrants	—	—	—	—	—	119,881
Exercise of stock options	—	—	—	—	—	1,545
As of September 30, 2015	39,663,482	38,589,303	19,081,778	52,509,212	114,679,639	1,936,056
Conversion of preferred stock to common stock	(39,663,482)	(38,589,303)	(19,081,778)	(52,509,212)	(114,679,639)	10,174,082
Issuance of common stock	—	—	—	—	—	5,000,000
Exercise of stock options	—	—	—	—	—	54,486
Release of restricted stock units	—	—	—	—	—	60,000
As of June 30, 2016	—	—	—	—	—	17,224,624

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

Conversion of Preferred Stock

In connection with the closing of the Company’s initial public offering, on November 17, 2015, the outstanding shares of Series A-3 Preferred Stock, Series B-3 Preferred Stock, Series C-3 Preferred Stock, Series D-3 Preferred Stock, and Series E-3 Preferred Stock were converted into 10,174,082 shares of common stock.   The Common Stock issued in connection with this conversion is subject to lock-up requirements for periods that expired May 10, 2016.

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

NOTE 11 - STOCKHOLDERS’ EQUITY — Continued

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

The 2015 Equity Incentive Plan has a provision for the annual increase in the maximum number of shares issuable under the plan.  On January 1 of each year, the shares available under the plan shall be cumulatively increased by a number of shares equal to the lesser of i) 3.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or ii) an amount determined by the Company’s Board of Directors.  As of June 30, 2016, the total shares authorized for issuance under the 2015 Plan was 3,270,509.

NOTE 12 - STOCK-BASED COMPENSATION — Continued

Stock Options

There were no stock options granted during the nine months ended June 30, 2016 and 2015.

A summary of changes in stock options outstanding is as follows:

		Weighted	Weighted
		Average	Average
		Grant	Remaining	Aggregate
	Number of	Price in	Contractual	Intrinsic
	Options	$	Term	Value
	(In whole shares)		(In years)	(in $ thousands)
Outstanding at September 30, 2015	836,767	1.82	5.3	$2,830
Granted	—	—
Exercised	(54,486)	0.39		$228
Forfeited/cancelled	—	—
Expired/cancelled	(2,303)	0.74
Outstanding at June 30, 2016	779,978	1.87	4.5	$193
Vested options exercisable at June 30, 2016	770,508	1.89	4.5	$189
Unvested options exercisable at June 30, 2016	9,470	0.44	7.1	$4

During the nine months ended June 30, 2016 and 2015, the Company recognized compensation expense of $0.01 million and $0.02, respectively, for stock options. At June 30, 2016, there was $0.00 million of unrecognized compensation expense related to stock options, excluding estimated forfeitures, which is expected to be recognized over a weighted-average period of 0.1 years.

Net cash proceeds from the exercise of stock options were $0.02 million and $0.00 million during the nine months ended June 30, 2016 and 2015, respectively. The Company realized no tax benefits from those exercises.

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

		Weighted
		Average
		Grant Date
	Restricted	Fair Value	Aggregate
	Stock Units	Per Share	Fair Value
	(In whole shares)		(in thousands)
Balance at September 30, 2015	—	$—	$—
Granted	490,077	$2.16	$1,056
Vested	(60,000)	$4.66	$202
Forfeited or cancelled	(769)	$4.66
Balance at June 30, 2016	429,308	$1.80	$386

The fair value of each restricted stock unit aware is based on the closing price on the date of grant.  Share-based expense for service-based restricted stock unit awards is recognized, net of estimated forfeitures, ratably over the vesting period on a straight-line basis.

NOTE 12 - STOCK-BASED COMPENSATION — Continued

During the nine months ended June 30, 2016 and 2015, the Company recognized compensation expense of $0.33 million and $0.0 million, respectively, for restricted stock units.  At June 30, 2016 there was $0.39 million of unrecognized compensation expense, excluding estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.0 years.

Because share-based compensation expense is recognized only for those awards that are ultimately expected to vest, the amount of share-based compensation recognized reflects a reduction for estimated forfeitures.  The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods based upon new or changed information.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases multiple office spaces under non-cancellable operating leases which escalate annually and expire from fiscal years 2017 to 2022. Rental expense for the nine months ended June 30, 2016 and 2015 totaled $0.50 million and $0.49 million, respectively.

Capital leases

The Company leases computer equipment under capital leases that include a $1 purchase option as the end of the lease term.  The lease terms range from 36 months to 60 months with interest rates ranging from 6% to 8%. As of June 30, 2016, the current and non-current amounts of the present value of net minimum lease payments are $0.09 million and $0.27 million, respectively

Purchase Commitments

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and to help assure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to produce and procure inventory based upon forecasted requirements provided by the Company.  If the Company does not meet these specified purchase commitments, it could be required to purchase the inventory.  As of June 30, 2016, the maximum potential payment under these commitments totaled approximately $9.7 million.  As of June 30, 2016, the Company has recorded an accrual of $3.5 million related to these purchase commitments which would be considered obsolete or excess parts under the Company’s inventory reserve methodology as these parts will have little to no value to the Company when purchased.

NOTE 14 - CREDIT CONCENTRATION AND SIGNIFICANT CUSTOMERS

At June 30, 2016 and September 30, 2015, three and three customers accounted for 79.8% and 88.4% of total accounts receivable, respectively.

During the nine months ended June 30, 2016 and 2015, three and three customers accounted for 75.8% and 71.8% of total revenues, respectively.

A significant portion of the Company’s purchases are from a limited number of suppliers. During the nine months ended June 30, 2016 and 2015, material purchases from five and four suppliers accounted for 64.9% and 66.1% of total material purchases, respectively. If a change in the relationship with these suppliers were to occur, the Company has alternative sources of materials available.

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

NOTE 15 - LEGAL PROCEEDINGS — Continued

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

Revenue by geographic region is based on the shipping address of the customer. The following table sets forth revenue by geographic region and long-lived assets by geographic region (in thousands):

Revenue by Geographic Region

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Americas	$425	$15,350	$13,823	$40,700
Europe Middle East and Africa (EMEA)	4,863	790	20,818	2,404
Asia Pacific (APAC)	59	30	415	548
Total revenue	$5,347	$16,170	$35,056	$43,652

Property and equipment, net

	June 30,	September 30,
	2016	2015
	(In thousands)
Americas	$3,625	$2,968
EMEA	298	431
APAC	—	—
Total property and equipment, net	$3,923	$3,399

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

NOTE 17 – LOSS PER SHARE — Continued

The following table sets forth the computation of net income (loss) per common share – basic and diluted (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Numerator
Net loss	$(23,637)	$(4,611)	$(37,452)	$(10,076)
Undeclared preferred stock dividend	—	(3,337)	—	(10,011)
Loss attributable to common	$(23,637)	$(7,948)	$(37,452)	$(20,087)
Denominator
Basic weighted average common shares outstanding	17,218,907	1,816,175	14,837,954	1,815,496
Effect of dilutive securities	—	—	—	—
Dilutive weighted average common shares outstanding	17,218,907	1,816,175	14,837,954	1,815,496
Net loss per share
Basic	$(1.37)	$(4.38)	$(2.52)	$(11.06)
Dilutive	$(1.37)	$(4.38)	$(2.52)	$(11.06)

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Stock options outstanding	779,978	837,228	779,978	837,228
Restricted stock units	429,308	—	429,308	—
Warrants to purchase C-3 convertible preferred stock *	983,607	983,607	983,607	983,607
Warrants to purchase D-3 convertible preferred stock *	769,231	769,231	769,231	769,231
Series A-3 convertible preferred stock	—	39,663,482	—	39,663,482
Series B-3 convertible preferred stock	—	38,589,303	—	38,589,303
Series C-3 convertible preferred stock	—	19,081,778	—	19,081,778
Series D-3 convertible preferred stock	—	52,509,212	—	52,509,212

*

Upon completion of the Company’s initial public offering in November 2015, warrants to purchase shares of the Company’s C-3 convertible preferred stock and D-3 convertible preferred stock were converted into warrants to purchase shares of the Company’s common stock.

NOTE 18 – RELATED PARTIES

Advance to Officer

The Company had an outstanding advance to an officer of the company in the amount of $0.0 million and $0.099 million as of June 30, 2016 and September 30, 2015, respectively. The advance was not subject to interest, payable on demand and included in accounts receivable.  Prior to June 30, 2016, the advance was repaid in full and no balance was outstanding at June 30, 2016.

NOTE 19 - SUBSEQUENT EVENT

On July 31, 2016, the Company obtained a waiver for certain events of default, modified certain covenants and extended the maturity date on the Company’s revolving line of credit. On July 31, 2016, the Company also obtained a waiver for the cross-default, modified certain covenants and extended the maturity date under its venture loan and security agreement. See Note 7 for details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Except for the historical financial information contained herein, the matters discussed in this Quarterly Report on Form 10-Q (as well as documents incorporated herein by reference) may be considered “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Quarterly Report on Form 10-Q (as well as documents incorporated herein by reference), other than statements of historical fact, are forward-looking. You can identify forward-looking statements by terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or “would” or the negative of these terms or similar expressions. Examples of these forward-looking statements include, but are not limited to, statements regarding the following:

•	The advantages of our technology and products as compared to the advantages of others;
•	Our ability to grow our revenue and improve our gross margins;
•	Our expectations regarding revenue from turnkey solutions;
•	Anticipated trends and challenges in our business and the markets in which we operate;
•	Our ability to address market needs or develop new or enhanced products to meet those needs;
•	Our ability to attract new customers;
•	Expected adoption of our optical networking products and services, and our ability to efficiently upgrade such systems;
•	Our ability to compete in our industry;
•	Our ability to hire and retain necessary employees and appropriately staff our development programs;
•	Our research and development activities and projected expenditures, including the number of products we pursue;
•	Our estimates regarding anticipated operating performance, future revenue, our capital requirements and our needs for additional financing;
•	Our ability to protect our confidential information and intellectual property rights;
•	Our ability to expand into new markets;
•	Our estimates of future performance;
•	Future regulatory changes impacting our industry;
•	Our ability to remediate the reported material weakness in our internal control over financial reporting; and
•	Our ability to restructure our debt.

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

We believe that we differentiate ourselves from our competitors through our innovative, proprietary products and our industry-leading cost-efficient operating structure. We have developed a portfolio of intellectual property with more than 190 U.S. and foreign patents and patent applications. We have operations in the United States and the United Kingdom, with an engineering team that includes industry-recognized technical experts. Our first commercial deployment was a terrestrial network in May 2004, which at 1,760 kilometers, was the highest capacity and longest all-optical link in Europe at the time. We have deployed our products in 63 countries. Our revenue in a particular period is significantly impacted by several factors, including large purchases by customers and the timing of revenue recognition in relation to the shipment of products. Our focus on operational efficiency allows us to provide global reach to our customers and still maintain cost efficiencies and pricing discipline that we believe provide us with an advantage over our competitors. In particular, we emphasize upfront planning of network design to ensure compatibility with our existing solutions and product management software and to minimize product maintenance costs post-deployment.

Our customer base varies from period to period based on the mixture and timing of the solutions that we sell. Given the scale of the deployments, we typically deploy our solutions with our customers over multiple years. For the nine months ended June 30, 2016 and 2015, 92.1% of our revenue was generated by six customers and 90.1% of our revenue was generated by six customers, respectively.

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

Key Trends

We believe several key trends are currently impacting the optical networking industry and our business. These trends include (1) the growth in bandwidth-intensive data services, (2) price erosion in traditional telecommunications services and (3) initiatives by content service providers, enterprises and government entities to address bandwidth requirements in the current environment. Rapidly growing demand for data traffic, such as on-demand, high definition video is reducing currently available network capacity. According to an analysis published by Cisco titled Visual Networking Index: Forecast and Methodology, 2015-2020 (June 2016), monthly Internet Protocol, or IP, video traffic is forecast to grow at a compound annual growth rate, or CAGR, of 31% between 2015 and 2020 and to account for 82% of consumer traffic by 2020. As data traffic increases and available network capacity decreases, our customers will need to either add transmission capacity to existing optical networks or purchase and deploy new systems (on new or existing fibers) to keep pace with bandwidth demands. We believe that our ability to sell additional bandwidth capacity into existing networks, existing fiber and newly deployed fiber with our proprietary solutions addresses this trend. Additionally, general conditions in the telecommunications industry have created significant price pressures for telecommunications service providers in recent years. As a result, such providers are looking for ways to effectively compete in the market and maintain quality service without investing significant capital in new or upgraded networks. Our solutions allow telecommunication service providers to substantially improve the capacity of existing fiber in a cost-effective manner. Finally, the increased demand for bandwidth combined with the telecommunications service providers’ challenges meeting such increased bandwidth demand has led to non-traditional providers entering the market and developing their own private network infrastructures. We believe that these new market entrants present a growing opportunity for us to deploy what we believe to be our industry-leading reach and capacity solutions into new optical networks.

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

Operating Expenses

Sales and Marketing

Sales and marketing expense primarily consists of salary and related benefit costs, including share-based compensation expense, sales commissions, third party representative commissions and marketing costs. We expect sales and marketing expense to increase in absolute dollars as we increase our sales, expand our sales resources and increase our marketing efforts. Sales commissions are adjusted based on annual sales forecasts to align commissions to target compensations. Marketing is primarily focused on industry related tradeshows, technical conferences and publications.

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

General and Administrative

General and administrative expense consists primarily of salary and related benefit costs, including share-based compensation expense and facilities costs related to our executive, finance, human resource and information technology organizations, and fees for professional services. Professional services principally consist of outside legal, accounting, audit and information technology consulting costs. We expect general and administrative expense to increase in absolute dollars and as a percentage of revenue in the fiscal year ending September 30, 2016. During the fiscal year ending September 30, 2016, we plan to hire additional personnel, make improvements to our accounting, information systems and compliance infrastructure, restructure our outstanding debt and incur significant additional costs for the compliance requirements of operating as a public company, including costs associated with compliance with regulations governing public companies, increased costs of directors’ and officers’ liability insurance and higher accounting, legal, insurance and investor relations costs.

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

We describe our significant accounting policies in Note 2 - Summary of Accounting Policies, of the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Management believes there have been no significant changes during the nine months ended June 30, 2016 to the items we disclosed in our critical accounting policies and estimates in the MD&A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Impairment of Long-Lived Assets

We concluded triggering events occurred during the second and third quarters of 2016, due to operating losses in 2014 and 2015 and a projected operating loss in 2016, and we tested our long-lived assets for impairment as of March 31, 2016 and June 30, 2016, respectively. Our assessments compared the net undiscounted future cash flows that long-lived assets are projected to generate to the carrying value of such long-lived assets. Key assumptions used in our impairment tests included future sales of our products and services and future levels of expenses. Our analyses of projected net undiscounted future cash flows exceeded the book value for long-lived assets for both quarters. Accordingly, we did not record any impairment charge during the quarters ended March 31, 2016 or June 30, 2016.

Estimated Loss on Contracts

The Company reviews and updates the cost estimates for customer projects monthly. When estimates of total costs to be incurred exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.  This loss estimate is adjusted quarterly throughout the project based on updated estimates.  During the three months ended June 30, 2016, the Company recorded a loss related to two contracts where the estimated total costs to be incurred exceed estimates of total revenue to be earned.  The loss recorded during the three and nine months ended June 30, 2016 was $3.8 million and $4.8 million, respectively.  With current estimates, these two projects have gross margins of (28.7)% and (57.0)%.  The loss contract accruals as of June 30, 2016 and September 30, 2015 were $3.8 million and $0.0 million, respectively.

Estimated Liquidated Damages

The Company enters into certain contracts that commit the Company to deliver solutions to customers within specified time frames.  Failure to deliver solutions within that specified time frame exposes the Company to liquidated damages.  These liquidated damages are typically based on a percentage of the sale price of the solutions and accrue on a per-day rate up to the maximum amount allowed under the contract.  During the three months ended June 30, 2016, the Company recorded an accrual of $1.9 million for liquidated damages on two contracts.  One contract has currently exceeded the time frame to deliver the solution and the Company has recorded the maximum liquidated damages of $0.1 million.  A second contract has not reached the specified delivery time frame although, due to our current liquidity position, it is probable that the Company will not be able to deliver within the allowed time frame.  Due to the anticipated delays expected, the Company has recorded the maximum liability for liquidated damages on this contract of $1.8 million.

Results of Operations

Selected Consolidated Statement of Operations Data (Amount in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Total revenue	$5,347	$16,170	$35,056	$43,652
By Type:
Products	4,147	14,892	30,125	39,847
Services	1,200	1,278	4,931	3,805
By Geography:
Americas	425	15,350	13,823	40,700
EMEA	4,863	790	20,818	2,404
APAC	59	30	415	548
Cost of Revenue	19,121	15,082	48,093	34,671
By Type:
Products	18,182	14,579	45,408	32,944
Services	939	503	2,685	1,727
Gross profit	(13,774)	1,088	(13,037)	8,981
Operating expenses:
Sales and marketing	1,833	966	4,823	3,215
Research and development	3,402	2,772	9,446	8,198
General and administrative	2,849	1,435	6,956	4,487
Total operating expenses:	8,084	5,173	21,225	15,900
Other income (expense), net	(1,777)	(524)	(3,186)	(3,119)

Selected Consolidated Statement of Operations Data, as a Percentage of Total Revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Total revenue	100.0%	100.0%	100.0%	100.0%
By Type:
Products	77.6%	92.1%	85.9%	91.3%
Services	22.4%	7.9%	14.1%	8.7%
By Geography:
Americas	7.9%	94.9%	39.4%	93.2%
EMEA	90.9%	4.9%	59.4%	5.5%
APAC	1.1%	0.2%	1.2%	1.3%
Cost of Revenue	357.6%	93.3%	137.2%	79.4%
By Type:
Products	340.0%	90.2%	129.5%	75.5%
Services	17.6%	3.1%	7.7%	4.0%
Gross profit	(257.6)%	6.7%	(37.2)%	20.6%
Operating expenses:
Sales and marketing	34.3%	6.0%	13.8%	7.4%
Research and development	63.6%	17.1%	26.9%	18.8%
General and administrative	53.3%	8.9%	19.8%	10.3%
Total operating expenses:	151.2%	32.0%	60.5%	36.4%
Other income (expense), net	(33.2)%	(3.2)%	(9.1)%	(7.1)%

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Revenue

Total revenue for the three months ended June 30, 2016 decreased by $10.8 million, or 66.9%, to $5.3 million from $16.2 million for the three months ended June 30, 2015.    Product revenue for the three months ended June 30, 2016 decreased by $10.7 million, or 72.2%, to $4.2 million from $14.9 million for the three months ended June 30, 2015, primarily driven by decreased sales of our products and the timing of delivery of our solutions to customers. Our current liquidity has also limited our ability to deliver products to customers, driving a decrease in revenue.  Of the $4.1 million of product revenue, $0.7 million was attributable to sales of our turnkey solutions compared to $10.9 million for the three months ended June 30, 2015. Service revenue for the three months ended June 30, 2016 decreased by $0.1 million, or 6.1%, to $1.2 million from $1.3 million for the three months ended June 30, 2015. The decrease in service revenue was driven by decreased revenue from project management related to turnkey solutions.

Cost of Revenue

Total cost of revenue for the three months ended June 30, 2016 increased by $4.0 million, or 26.8%, to $19.1 million from $15.1 million for the three months ended June 30, 2015. Product cost of revenue for the three months ended June 30, 2016 increased by $3.6 million, or 24.7%, to $18.2 million from $14.6 million for the three months ended June 30, 2015.  Of the $18.2 million in product cost of revenue, $1.3 million was attributable to our turnkey solutions compared to $10.9 million for the three months ended June 30, 2015.  The increase in product cost of revenue was primarily driven by an increase in provision for excess inventory of $2.5 million related mainly to the decision to cease future production of the NXT product line and fully reserve all NXT product line inventory as well as increased reserves on certain older product lines as the Company has inventory that exceeds six months requirements as of June 30, 2016, a $3.8 million provision for loss on two contracts, a $3.3 million accrual on purchase obligations for obsolete and excess materials from our contract manufacturers and a $1.9 million accrual for estimated liquidated damages under customer contracts, partially offset by decreases in turnkey product costs due to timing of projects.  We expect continued variability in our inventory reserve as we invest in new product technology and determine how to most efficiently utilize existing inventory.  The $3.8 million loss on contracts includes an adjustment to a loss accrual previously recorded in the second quarter and a loss on a contract identified in the third quarter based on updated cost information whereby our current estimated costs on both contracts exceed the purchase price resulting in a loss.  Based on our experience, we believe these relationships will ultimately prove profitable through additional purchase orders which we anticipate will include higher margin line cards. With respect to the liquidated damages, the delays are due to limitations in our supply chain due to liquidity issues.  We believe these supply chain issues will be mitigated with the issuance of new debt and line of credit. Service cost of revenue for the three months ended June 30, 2016 increased by $0.4 million, or 86.7%, to $0.9 million from $0.5 million for the three months ended June 30, 2015.  The increase in service cost of revenue was primarily a result of the increased cost of using third parties in delivery of services to customers in certain regions of the world.

Gross Profit (Loss)

Gross profit (loss) decreased by $14.9 million, or 1,366.0%, to a loss of $13.8 million for the three months ended June 30, 2016 from a profit of $1.1 million for the three months ended June 30, 2015. As a percentage of revenue, gross profit (loss) was approximately (257.6)% and 6.7% for the three months ended June 30, 2016 and 2015, respectively. The decrease in gross profit as a percentage of revenue for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily driven by an increase in provision for excess inventory of $2.5 million, a $3.8 million provision for loss on two contracts, a $3.3 million accrual on purchase obligations for obsolete and excess materials and a $1.9 million accrual for estimated liquidated damages under customer contracts.

Operating Expenses

Research and Development

Research and development expense increased by $0.6 million, or 22.7%, to $3.4 million for the three months ended June 30, 2016 from $2.8 million for the three months ended June 30, 2015.   As a percentage of revenue, research and development expense was approximately 63.6% and 17.1% for the three months ended June 30, 2016 and 2015, respectively.  The increase in research and development expense was primarily related to development costs associated with our flexrate card and our submarine branching unit.

Sales and Marketing

Sales and marketing expense increased by $0.8 million, or 89.8%, to $1.8 million for the three months ended June 30, 2016 from $1.0 million for the three months ended June 30, 2015. As a percentage of revenue, sales and marketing expense was approximately 34.3% and 6.0% for the three months ended June 30, 2016 and 2015, respectively. The increase in sales and marketing expenses was primarily due to an increase in headcount supporting our expanded sales force, third party representative commissions and higher marketing costs.

General and Administrative

General and administrative expense for the three months ended June 30, 2016 increased by $1.4 million, or 98.5%, to $2.8 million compared to $1.4 million for the three months ended June 30, 2015. As a percentage of revenue, general and administrative expense was approximately 53.3% and 8.9% for the three months ended June 30, 2016 and 2015, respectively.  The increase in general and administrative expenses was primarily due to increased share based compensation, increased headcount and costs associated with becoming a public company.

Other Income (Expense), Net

Other expense, net, increased by $1.3 million, or 239.1%, to $1.8 million for the three months ended June 30, 2016 from $0.5 million for the three months ended June 30, 2015. The increase in other expense was driven by an increase of foreign exchange loss of $1.5 million offset by a decrease in interest expense as a result of the conversion of related party notes payable into Series E-3 convertible preferred stock which was subsequently converted to common stock upon the completion of our initial public offering in November 2015.

Nine Months Ended June 30, 2016 Compared with Nine Months Ended June 30, 2015

Revenue

Total revenue for the nine months ended June 30, 2016 decreased $8.6 million, or 19.7% to $35.1 million from $43.7 million for the nine months ended June 30, 2015.  Product revenue for the nine months ended June 30, 2016 decreased by $9.7 million, or 24.4%, to $30.1 million from $39.8 million for the nine months ended June 30, 2015 primarily driven by the timing of delivery of our products and limitations on our ability to deliver products due to our current liquidity.  Of the $30.1 million of product revenue, $18.8 million was attributable to sales of our turnkey solutions compared to $21.4 for the nine months ended June 30, 2015. Service revenue for the nine months ended June 30, 2016 increased by $1.1 million, or 29.6%, to $4.9 million from $3.8 million for the nine months ended June 30, 2015. The increase in services revenue was driven by increased revenue from project management related to turnkey solutions.

Cost of Revenue

Total cost of revenue for the nine months ended June 30, 2016 increased by $13.4 million, or 38.7%, to $48.1 million from $34.7 million for the nine months ended June 30, 2015. Product cost of revenue for the nine months ended June 30, 2016 increased by $12.5 million, or 37.8%, to $45.4 million from $32.9 million for the nine months ended June 30, 2015.  Of the $45.4 million in product cost of revenue, $18.4 million was attributable to our turnkey solutions compared to $12.2 million for the nine months ended June 30, 2015.  The increase in product cost of revenue was primarily driven by the higher concentration of turnkey solutions in our product mix as well as an increase in provision for excess inventory of $4.2 million related mainly to the decision to cease future production of the NXT product line and fully reserve all NXT product line inventory as well as increased reserves on certain older product lines as the Company has inventory that exceeds six months requirements as of June 30, 2016, a $4.8 million provision for a loss on two contracts, a $3.3 million accrual on purchase obligations for obsolete and excess materials from our contract manufacturers and a $1.9 million accrual for estimated liquidated damages under customer contracts.  We expect continued variability in our inventory reserve as we invest in new product technology and determine how to most efficiently utilize existing inventory.  The $3.8 million loss on contracts includes an adjustment to a loss accrual previously recorded in the second quarter and a loss on a contract identified in the third quarter based on updated cost information whereby our current estimated costs on both contracts exceed the purchase price resulting in a loss.  Based on our experience, we believe this relationship will ultimately prove profitable through additional purchase orders which we anticipate will include higher margin line cards.  With respect to the liquidated damages, the delays are due to limitations in our supply chain due to liquidity issues.  We believe these supply chain issues will be mitigated with the issuance of the new debt and line of credit.  Service cost of revenue for the nine months ended June 30, 2016 increased $1.0 million, or 55.5% to $2.7 million from $1.7 million for the nine months ended June 30, 2015.  The increase in service cost of revenue was primarily a result of the increase in delivery of services to customers.

Gross Profit (Loss)

Gross profit (loss) decreased by $22.0 million, or 245.2%, to a loss of $13.0 million for the nine months ended June 30, 2016 from a profit of $9.9 million for the nine months ended June 30, 2015.  As a percentage of revenue, gross profit (loss) was approximately (37.2)% and 20.6% for the nine months ended June 30, 2016 and 2015, respectively. The decrease in gross profit as a percentage of revenue for the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015 was primarily driven by an increase in provision for excess inventory $4.2 million, a $4.8 million provision for a loss on two contracts, a $3.3 million accrual on purchase obligations for obsolete and excess materials and a $1.9 million accrual for estimated liquidated damages under customer contracts.

Operating Expenses

Research and Development

Research and development expense increased by $1.2 million, or 15.2%, to $9.4 million for the nine months ended June 30, 2016 from $8.2 million for the nine months ended June 30, 2015. As a percentage of revenue, research and development expense was approximately 26.9% and 18.8% for the nine months ended June 30, 2016 and 2015, respectively. The increase in research and development expense was primarily related to development costs associated with our flexrate card and our submarine branching unit.

Sales and Marketing

Sales and marketing expense increased by $1.6 million, or 50.0%, to $4.8 million for the nine months ended June 30, 2016 from $3.2 million for the nine months ended June 30, 2015.  As a percentage of revenue, sales and marketing expense was approximately 13.8% and 7.4% for the nine months ended June 30, 2016 and 2015, respectively. The increase in sales and marketing expenses was primarily due to an increase in headcount and commission costs as a result of an increase in new contracts added to backlog during the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015.

General and Administrative

General and administrative expenses for the nine months ended June 30, 2016 increased by $2.5 million, or 55.0%, to $7.0 million compared to $4.5 million for the nine months ended June 30, 2015. As a percentage of revenue, general and administrative expense was approximately 19.8% and 10.3% for the nine months ended June 30, 2016 and 2015, respectively.  The increase in general and administrative expenses was primarily due to increased share based compensation, increased headcount and costs associated with becoming a public company.

Other Income (Expense), Net

Other expense, net, increased by $0.1 million, or 2.2%, to $3.2 million for the nine months ended June 30, 2016 from $3.1 million for the nine months ended June 30, 2015.  The increase in other expense was driven by an increase of foreign exchange loss of $1.6 million offset by a decrease in interest expense as a result of lower debt levels after completing our initial public offering in November 2015.

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

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception. For the nine months ended June 30, 2016 and 2015, we had a net loss of $37.4 million and $10.1 million, respectively. As of June 30, 2016, we had an accumulated deficit of $422.1 million.  Due to our footprint expansion with new customers, and operating results to date, the Company needs access to significant amounts of working capital to satisfy these demands.  These needs include both short-term and long-term liquidity requirements. In the short-term, we require additional capital to operate our business, fund our operating expenses and purchase inventory to fulfill our current obligations to our customers and suppliers. In the long-term, we require additional capital to support the growth of our business and the acquisition and fulfillment of new customer contracts to generate revenue. Historically, we have managed our working capital needs through a combination of debt and equity, which are not sufficient to fund operations.   We must restructure our debt in the short-term.  We are actively pursuing multiple paths to mitigate this risk and satisfy our short-term and long-term needs, including debt restructuring, additional direct investment and strategic partnerships.

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

We use term loans as a source of funds to facilitate our liquidity needs on a longer term basis.  As of June 30, 2016, we had $0.6 million of cash and cash equivalents, excluding $3.8 million of restricted cash, and $12.1 million of debt. Despite the breach described below, our senior lender allowed access to our credit facility during the third quarter and as of June 30, 2016, our borrowing base supported a capacity of $3.7 million thereunder.

In January and February of 2016, we breached a financial covenant with our senior lender, which caused a cross-default with our subordinated lender.  During the period from January through April 2016, we were in default under both of our loan agreements.  In April of 2016, we amended our loan agreement with our senior lender to provide for a limited waiver of this breach and to replace the existing financial covenant, among other modifications. As amended, our loan agreement includes covenants that we will (i) maintain at least $1.5 million of cash in lender’s bank and/or of available borrowing capacity under our credit facility with our lender and (ii) obtain on or before May 31, 2016 a term sheet or letter of intent for additional capital acceptable to our lender which provides for funding of sufficient proceeds to repay our obligations to our lender on or before July 31, 2016. On May 31, 2016, the revolving line of credit facility was amended to (i) require that all funds received by us be deposited directly into a lockbox account, (ii) provide for an additional success fee of $100,000 upon the occurrence of certain fundamental company transactions, (iii) modify certain financial covenants, including a reduction in the minimum amount of cash in lender’s bank and/or available borrowing capacity under our credit facility with our lender to $100,000 and documentation related to a financing transaction by June 30, 2016  (iv) modify reporting requirements, and (v) restrict payment of principal on the subordinated debt. At June 30, 2016, we failed to deliver certain draft documentation and obtained a limited waiver from our senior lender with respect to such default and agreed to modify the dates by which we must deliver documentation relating to a fundraising alternative.  On July 31, 2016, we defaulted on certain non-financial covenants, which caused a cross-default with our subordinated lender, and entered into a limited waiver and amendment to the revolving line of credit to (i) waive certain events of default by the Company, (ii) provide for an additional success fee of $100,000 upon the occurrence of certain fundamental company transactions, if such event occurs after August 17, 2016 and (iii) modify the maturity date of the loan agreement to September 1, 2016.In addition, in May 2016 we defaulted on our payment obligations to our subordinated lender and obtained a limited waiver with respect to the payment default and the above-referenced cross-default. At May 31, 2016, the debt agreement with our subordinated lender was amended to (i) defer certain principal payments, (ii) require us to pursue certain fundraising alternatives and deliver the related documentation by June 30, 2016, (iii) modify the maturity date to July 31, 2016 and increase the final payment amounts due thereunder, and (iv) amend the promissory notes under the loan to reflect updated payment terms and timing. At June 30, 2016, we defaulted on our obligation to deliver certain draft documentation and obtained a limited waiver and amendment to provide that the failure to deliver certain draft documentation on or before June 30, 2016 shall not constitute an event of default.  At July 31, 2016, the debt agreement with our subordinated lender was amended to (i) waive the above-referenced cross-default and (ii) modify the maturity date of the Loan Agreement and related promissory notes thereunder to September 1, 2016. There is no assurance that we will be in compliance with the financial covenants of our loan documents in the future.  We remain in ongoing discussions regarding the restructuring of our credit agreements, but there can be no assurance that we will be able to restructure our debt on favorable terms, or at all.

We are in breach of payment terms with certain vendors, including our contract manufacturers. As a result of these breaches of payment terms, our management team has had discussions with a number of vendors, including our contract manufacturers, regarding whether the parties should continue to do business with one another. It is likely that we will seek to modify our arrangements with vendors, and may ultimately choose or be forced to work with alternative vendors, including alternative contract manufacturers. Because of supplier credit holds, it is likely that we will not be able to achieve, at the times required by certain of our contracts with our customers, milestone dates with respect to certain customer projects. This would expose us to damages and other customer remedies (including liquidated damages) for resulting delays. This could make it less likely that other potential vendors and customers would agree to do business with us, which could have a material adverse effect on our business and operations

In order to have the available resources to meet our liquidity requirements, including debt service, for the next twelve months, we need to restructure our existing credit facilities and obtain additional working capital. We are actively engaging in discussions regarding restructuring our credit facilities and seeking additional capital, but there is no assurance that we will be successful.  In addition, we are pursuing additional capital through direct investment and strategic partnerships to provide the Company with access to additional working capital to continue to operate and grow. There can be no assurance that we will be able to raise additional capital, or generate sufficient cash flows to meet our liquidity requirements, or that we will be able to maintain our ability to borrow under our revolving credit facility. See the “Risk Factors” section of this Quarterly Report on Form 10-Q.

	Nine Months Ended June 30,
	2016	2015
Cash used in operating activities	$(20,108)	$(1,278)
Cash used in investing activities	(3,528)	(488)
Cash provided by financing activities	20,907	901

Cash Flows

Cash and cash equivalents as of June 30, 2016 were $0.6 million, which was a decrease of $1.2 million from September 30, 2015.

Net Cash Used in Operating Activities

Cash flow used in operating activities increased $18.8 million to a cash outflow of $20.1 million for the nine months ended June 30, 2016 compared to a cash outflow of $1.3 million for the nine months ended June 30, 2015. Net loss increased to $37.5 million during the nine months ended June 30, 2016 compared with $10.1 million for the nine months ended June 30, 2015.  Net loss, adjusted for non-cash charges, increased to $22.9 million from $6.1 million.  The $18.8 million increase in operating cash outflows was primarily due to the $16.8 million increase in net loss from operations, adjusted for non-cash charges, and $2.0 million due to the net changes in operating assets and liabilities.  Cash provided by net changes in operating assets and liabilities decreased $2.0 million primarily due to a decrease of $4.4 million in accounts and unbilled receivables, a decrease of $4.3 million in inventories and a decrease of $3.5 million in deferred costs. These total decreases of $12.2 million in net changes in operating assets and liabilities were partially offset by an increase of $5.3 million in accounts payable and accrued expenses, an increase of $4.2 million in deferred revenue, and an increase of $0.7 million in prepaid expenses and other assets.  The changes in the operating assets and liabilities were driven by the timing of delivery of our products and limitations on our ability to deliver products and make payments on our accounts payable due to our current liquidity.

Net Cash Used in Investing Activities

Net cash used in investing activities increased to a cash outflow of $3.5 million during the nine months ended June 30, 2016 compared to $0.5 million during the nine months ended June 30, 2015. Net cash used in investing activities increased primarily due to an increase in restricted cash used to collateralize performance bonds on contracts executed during the period.

Our cash outflow for capital expenditures was $1.0 million and $0.9 million for the nine months ended June 30, 2016 and 2015, respectively. Capital expenditures were primarily related to major replacements of equipment and various investments to reduce future operating costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased to a cash inflow of $20.9 million for the nine months ended June 30, 2016 compared to a cash inflow of $0.9 million during the nine months ended June 30, 2015. The increase was primarily due to proceeds received in our initial public offering, net of offering expenses, of $21.8 million offset by $0.8 million of debt repayment, net of borrowing, during the nine months ended June 30, 2016.

Debt and Other Obligations

Long-term debt consists of the following:

	June 30,	September 30,
	2016	2015
	(In thousands)
Term loan	3,905	6,129
Line of credit	8,198	6,711
	12,103	12,840
Less current maturities	(12,103)	(10,707)
Total long-term debt	$—	$2,133

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

In January of 2015, we entered into a loan and security agreement with Square 1 Bank that provides for a line of credit of up to $12.5 million. The line of credit matured on January 15, 2016 and was modified and extended through July 31, 2016. Borrowings under the line of credit bear interest at a per annum rate equal to the greater of (i) 7.0% and (ii) the prime rate plus 3.5%. Our obligations under the loan and security agreement are secured by a security interest on all of our assets.  The outstanding balance on the line of credit was $8.2 million at June 30, 2016. The loan and security agreement contains customary conditions to borrowing, events of default, and covenants, including covenants limiting our ability to merge or consolidate with other entities, acquire or dispose of assets, make investments, incur debt, and pay dividends, in each case subject to certain exceptions. Concurrently with entering into the loan and security agreement, we issued to Square 1 Bank a warrant to purchase shares of our preferred stock, which upon completion of our initial public offering, is now exercisable for 29,586 shares of our common stock. The warrant expires on the tenth anniversary of its date of issuance. The relative fair value of the warrants of $0.3 million, which was determined using the Black Scholes Option pricing model, was recorded as additional paid-in-capital and reduced the carrying value of the line of credit. The warrants are being amortized to interest expense over the term of the line of credit.

One financial covenant requires us to maintain a minimum adjusted cash flow. As of January 31, 2016 and February 29, 2016, we breached this financial covenant, which caused a cross-default with our subordinated lender. During the period from January through April 2016, we were in default under both of our loan agreements. In April of 2016, we obtained a waiver for the violations, agreed to modify certain financial covenants, and extended the loan and security agreement through July 31, 2016.  Despite the breach, the senior lender allowed access to the credit facility during the second quarter.  On May 31, 2016, the revolving line of credit facility was amended to require the use of a lockbox, provide for an additional success fee, restrict payment of principal on the subordinated debt, and modify certain financial covenants and reporting requirements. At June 30, 2016, we failed on our obligation to deliver certain draft documentation and obtained a limited waiver and amendment from our senior lender to provide that the failure to deliver certain draft documentation shall not constitute an event of default.  As of June 30, 2016, our borrowing base supported a capacity of $3.7 million thereunder. On July 31, 2016, we defaulted on certain non-financial covenants, which caused a cross-default with our subordinated lender, and entered into a limited waiver and amendment to the revolving line of credit to waive certain events of default by us, provide for an additional success fee and extend the maturity date of the agreement to September 1, 2016.  We remain in ongoing discussions regarding the restructuring of our credit agreements, but there can be no assurance that we will be able to restructure our debt on favorable terms, or at all.

In May 2011, we entered into a venture loan and security agreement with Horizon Technology Finance Corporation, or Horizon, that provided for an initial term loan of up to $10.0 million, an option for an additional term loan of up to $2.0 million, and our issuance to Horizon of a warrant to purchase shares of our preferred stock, which upon completion of our initial public offering, is now exercisable for 37,832 shares of our common stock. Our obligations under the loan and security agreement are secured by a security interest on all of our assets. Horizon has agreed to subordinate its obligations to those under the revolving line of credit facility noted above.  The loan and security agreement contains customary events of default and non-financial covenants, including covenants limiting our ability to incur liens, dispose of assets, pay dividends or make other distributions to holders of our equity securities, merge with or acquire other entities, incur debt, and make investments, in each case subject to certain exceptions. The loan and security agreement does not require us to comply with any financial covenants. The initial term loan bore interest at 11.5% per annum, matured on December 1, 2014, and required interest only payments through June 1, 2012 and principal and interest payments thereafter. The warrant expires on November 17, 2020. A $2.0 million outstanding balance due to Horizon Technology Finance Corporation was repaid using a portion of the proceeds from the initial term loan. We exercised our option to draw down the additional $2.0 million term loan in December 2011. The additional term loan bore interest at 11.5% per annum, matured on July 1,

2015 and required interest-only payments through January 1, 2013 and principal and interest payments thereafter. Based on their relative fair values at issuance, $8.8 million of the proceeds was allocated to the initial term loan and $1.2 million to the warrant. The relative fair value of the warrant, which was determined using the Black Scholes Option pricing model, was recorded as additional paid-in-capital and reduced the carrying value of the loan. The warrant was amortized to interest expense over the term of the loan using the effective interest method.  At June 30, 2016 the unamortized warrants were $0.0 million.

In March 2014, we modified our agreement with Horizon to combine the two term loans, change the interest rate, revise the repayment schedule amount and extend the maturity date. The modified term loan bears interest at 12.5% per annum and matures on December 31, 2016. The modification added an additional nominal payment at the end of the debt term. We may, at our option, prepay the borrowings by paying Horizon a prepayment premium. In May 2016 we defaulted on our payment obligations to Horizon and obtained a limited waiver with respect to such payment default and the above-referenced cross-default. At May 31, 2016, the debt agreement was amended to defer certain principal payments, require the Company to pursue certain fundraising alternatives and deliver the related documentation, modify the maturity date to July 31, 2016, and amend the promissory notes under the loan to reflect updated payment terms and timing. At June 30, 2016, we defaulted on our obligation to deliver certain draft documentation and entered into a limited waiver and amendment with Horizon to provide that the failure to deliver certain draft documentation on or before June 30, 2016 shall not constitute and event of default.  At July 31, 2016, the debt agreement was amended to waive the above referenced cross-default and modify the maturity date of the Loan Agreement and related promissory notes thereunder to September 1, 2016.   We remain in ongoing discussions regarding the restructuring of our credit agreements, but there can be no assurance that we will be able to restructure our debt on favorable terms, or at all.

There is no assurance that we will be in compliance with the financial covenants of our loan documents in the future.  The fees paid for the modification are being amortized as an adjustment of interest expense using the interest method.  At June 30, 2016, the outstanding balance of the loan totaled $3.9 million.

Contractual Debt and Cash Obligations

There have been no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Off-Balance Sheet Arrangements

During the nine months ended June 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance, or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

The substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do incur certain revenue and operating costs in other currencies and are therefore subject to foreign currency risks, particularly fluctuations in exchange rates for the Canadian dollar, British pound and Euro. The effect of an immediate 10% adverse change in exchange rates on foreign denominated transactions as of the nine months ended June 30, 2016 and 2015 would have resulted in a total net loss in the period of approximately $38.1 million and $10.4 million, respectively. To date, we have not entered into any hedging contracts although we may do so in the future.

Interest Rate Sensitivity

We had cash and cash equivalents and short and long-term restricted cash totaling $4.4 million and $3.0 million as of June 30, 2016 and September 30, 2015, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, solely as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016 and June 30, 2016.  To address these material weaknesses, we have implemented certain remedial measures, as described below.

Material Weakness

As of March 31, 2016 and June 30, 2016, management concluded that our internal control over financial reporting was not effective due to the material weaknesses identified. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal controls surrounding our impairment of long-lived asset testing, such that management failed to initially identify a triggering event. Additionally, we did not design and maintain effective controls surrounding the month-end close process, such that management failed to initially identify accruals for customer liquidated damages and purchase commitments for excess and obsolete materials purchased on the Company’s behalf by contract manufacturers.  These control deficiencies did not result in a material misstatement to our consolidated financial statements for the quarters ended March 31, 2016 or June 30, 2016. However, these control deficiencies, if unremediated, could, in another reporting period, result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected by the control. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Remediation Plan

With oversight from the audit committee, our management has begun to design and implement certain remediation measures to address the above-described material weaknesses and enhance the Company’s internal control over financial reporting. We will take the following actions to improve the design and operating effectiveness of our internal control in order to remediate these material weaknesses:

•	Review the processes related to the impairment assessment of long-lived assets.
•	Design, document, and implement additional control procedures related to the identification of triggering events associated with the potential impairment of long-lived assets.
•	Review the procedures related to the month-end close process.
•	Design, document, and implement additional control procedures related to completeness of the month-end close process, including the monitoring of customer contract terms and purchase commitments.
•	Test and evaluate the design and operating effectiveness of the control procedures.
•	Assess the effectiveness of the remediation plan.

The Company believes the remediation measures will strengthen the Company’s internal control over financial reporting and remediate the material weaknesses identified. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate given the circumstances.  We are in the process of implementing our remediation plan and expect to have the material weaknesses remediated prior to September 30, 2016.

Changes in Internal Control Over Financial Reporting

Except as described above with respect to the material weaknesses and our remediation plan, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have defaulted on our credit agreements in the past and have received waivers from our lenders, and we may default again if we are not able to achieve certain requirements as agreed in recent amendments to our credit agreements.  In the event that we are unable to restructure our debt and we default on our credit agreements again, our debt with our existing lenders would accelerate and our lenders could demand repayment, which would severely restrict our ability to operate our business.

In July 2016, we breached a covenant in our loan and security agreement with our senior lender, Pacific Western Bank (successor in interests to Square 1 Bank), requiring us to enter into a financing transaction before a specified time. This caused a cross-default with our subordinated lender, Horizon. We subsequently entered into limited waivers and amendments with our senior lender and subordinated lender in order to, among other things, waive these events of default and extend the maturity date of our outstanding debt to September 1, 2016. We remain in ongoing discussions regarding the restructuring of our credit agreements, but there can be no assurance that in the future we will be able to restructure our credit agreements on favorable terms, or at all.

Further, our loan and security agreement with Pacific Western Bank (successor in interests to Square 1 Bank) contained several covenants, including a financial covenant requiring the company to achieve a minimum adjusted cash flow for specific periods measured at the end of each calendar month.  In January and February of 2016, we failed to achieve the required minimum adjusted cash flow and breached this covenant with our senior lender, which caused a cross-default with our subordinated lender.  During the period from January through April 2016, we were in default under both of our loan agreements.  In April 2016, we amended our loan agreement with our senior lender to provide for a limited waiver of this breach and to replace the existing financial covenant, among other modifications. In addition, in May 2016, we defaulted on our payment obligations to our subordinated lender and obtained a limited waiver with respect to the payment default and the above-referenced cross-default. At June 30, 2016, we defaulted on our obligation to deliver certain draft documentation under both of our loan agreements and entered into a limited waiver and amendment with both our senior lender and subordinated lender to provide that the failure to deliver certain draft documentation on or before June 30, 2016 shall not constitute an event of default.  Even though we obtained waivers from our lenders for the periods above, there can be no assurance that in the future we will be able to restructure our debt or satisfy such financial or other covenants of the loan agreements, or obtain any required waiver or amendment, in which event of default the lenders could refuse to make further extensions of credit to us, and could require all amounts borrowed, together with accrued interest and other fees, to be immediately due and payable. In such an event, we could lose access to working capital and be unable to operate our business.

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

Failure to prevent or cure imminent or current breaches of payment terms with certain vendors and suppliers, restructure existing payment terms with such vendors and suppliers, or secure replacement vendors and suppliers may cause us to fail to meet our obligations to our customers, which may cause us to breach our contracts with our customers.

We are in breach of payment terms with certain vendors, including our contract manufacturers. As a result of these breaches of payment terms, our management team has had discussions with a number of vendors, including our contract manufacturers, regarding whether the parties should continue to do business with one another. It is likely that we will seek to modify our arrangements with vendors, and may ultimately choose or be forced to work with alternative vendors, including alternative contract manufacturers. Because of supplier credit holds, it is likely that we will not be able to achieve, at the times required by certain of our contracts with our customers, milestone dates with respect to certain customer projects. This would expose us to damages and other customer remedies (including liquidated damages) for resulting delays. This could make it less likely that other potential vendors and customers would agree to do business with us, which could have a material adverse effect on our business and operations.

We have a history of significant operating losses, anticipate increasing our operating expenses in the future and may not achieve or maintain profitability in the future.

As of June 30, 2016, our accumulated deficit was $422.4 million. We experienced a net loss of $37.8 million for the nine months ended June 30, 2016 and $16.6 million for the fiscal year ended September 30, 2015. We expect to continue to make significant expenditures related to the development of our business, including expenditures to hire additional personnel related to the sales, marketing and development of our products and to maintain and expand our research and development operations. In addition, as a public company, we have incurred and will continue to incur additional legal, accounting and other expenses that we did not incur when were a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue, manage our cost structure and avoid significant liabilities in order to achieve future profitability. We also may incur losses in the future for a number of other unforeseen reasons. Accordingly, we may not be able to achieve or maintain profitability, and we may continue to incur significant losses in the future.

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

For example, our gross margin percentage for the nine months ended June 30, 2016 was (37.2)% as compared to 16.8% for the year ended September 30, 2015 and 33.7% for the year ended September 30, 2014. The decrease in gross margin percentage the nine months ended June 30, 2016 and the year ended September 30, 2015 was primarily driven by the mix of products sold during the periods, inventory reserves, purchase commitment accruals and loss accruals recorded on projects for the nine months ended June 30, 2016. In particular, our turnkey solutions have lower gross margins than our equipment sales, and to the extent we have a greater proportion of revenue from turnkey solutions in any period, our gross margin percentage will be lower. As a result of our relative size and the often large, complex nature of the projects in which we make product installations, we have limited ability to control the scheduling of the installation of our products and are often requested to reschedule installations. This rescheduling may cause us to redeploy our personnel and could result in us being unable to meet commitments to our other customers, which may negatively impact our gross margins. Further, this rescheduling could cause revenue to be recognized later than forecasted. As a result of our relatively fixed operating costs associated with our personnel, if our revenue does not meet projected levels in a particular quarter, our gross margin for that quarter will be adversely affected. Fluctuations in gross margin may make it difficult to manage our business and achieve or maintain profitability.

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

We derive a significant portion of our revenue from a limited number of customers. For the nine months ended June 30, 2016, Cable & Wireless Communications plc, Defense Information Systems Agency and a consortia led by Oman Telecommunications Company S.A.O.G. accounted for 10.3%, 17.9% and 47.7% of our revenue, respectively and 92.1% of our revenue was generated by six customers.  For the year ended September 30, 2015, Cable & Wireless Communications plc, Defense Information Systems Agency and GlobeNet Inc. accounted for 16.2%, 43.8% and 24.9% of our revenue, respectively, and 95.6% of our revenue was generated by six customers, and for the fiscal year ended September 30, 2014, Cable & Wireless Communications plc, Gulf Bridge International, Inc. and OCI Group Inc. accounted for 25.9%, 22.1% and 24.1% of our revenue, respectively, and 88.7% of our revenue was generated by six customers. Our business and financial results are correlated with the spending of a limited number of customers and can be significantly affected by market, industry or competitive dynamics affecting their businesses. The timing of customer purchases and of their requested delivery of purchased product is difficult to predict, and our ability to continue to generate revenue from key customers will depend on our ability to maintain strong relationships with these customers and introduce new products and services that are desirable to these customers at competitive prices. In addition, in certain circumstances our customers can terminate or reduce their contracts for convenience. We expect that sales of our products to a limited number of customers will continue to contribute materially to our revenue for the next few years. The loss of, or a significant delay or reduction in purchases by, a small number of customers could harm our business, operating results and financial condition.

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

As of July 31, 2016, we had 17,224,624 shares of common stock outstanding.  The 5,000,000 shares sold in our initial public offering were freely tradeable immediately after the offering, subject in certain instances to lock-up agreements executed in connection with the offering.  All remaining shares outstanding which were restricted as a result of lock-up agreements with us or the underwriters of our initial public offering were made available for sale into the public market as of May 11, 2016, subject in some cases to volume and other limitations.  If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline.

Some of our existing stockholders have contractual demand or piggyback rights to require us to register with the SEC shares of our common stock. If we register these shares of common stock following the expiration of the lock-up agreements, the stockholders would be able to sell those shares freely in the public market.

On November 13, 2015, we registered 3,995,085 shares of our common stock that we have issued or may issue under our equity plans. With the registration of these shares, they can be freely sold in the public market upon issuance, subject, if applicable, to the lock-up agreements described above and in some cases, to volume and other limitations. As of June 30, 2016, there were stock options to purchase 779,978 shares of our common stock and unvested restricted stock units representing 429,308 shares of our common stock outstanding, as well as 67,418 shares subject to outstanding warrants, which will be eligible for sale in the public market upon exercise and to the extent permitted by Rules 144 and 701 under the Securities Act.  If a large number of these shares are sold in the public market, the sales could reduce the trading price of our common stock.

Insiders continue to have substantial control over us, which may limit our stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

As of July 31, 2016, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 30% of our outstanding common stock. As a result, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

The issuance of additional stock in connection with acquisitions or otherwise will dilute all other stockholdings.

As of July 31, 2016, we had an aggregate of 78,295,581 shares of common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to actively pursue strategic acquisitions. We may pay for such acquisitions, partly or in full, through the issuance of additional equity or convertible debt securities. Any issuance of shares in connection with our acquisitions or otherwise or the exercise of stock options issued in connection with our acquisitions would dilute the percentage ownership held by current investors.

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

We have identified a material weaknesses in our internal control over financial reporting. If our internal controls over financial reporting are not considered effective, our business, financial condition and market price of our common stock and other securities could be adversely affected.

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

In connection with the review of our financial statements for the quarters ended March 31, 2016 and June 30, 2016, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified related to the controls surrounding our impairment of long-lived asset testing, such that management failed to identify a triggering event and controls surrounding the month-end close process, such that management failed to initially identify accruals for customer liquidated damages and purchase commitments for excess and obsolete materials purchased on the Company’s behalf by contract manufacturers.. We subsequently tested our long-lived assets for impairment as of March 31, 2016 and did not ultimately record any impairment charge.  Management identified a triggering event as of June 30, 2016 which also did not result in an impairment charge. The entries related to customer liquidated damages and purchase commitments identified and recorded during the quarter ended June 30, 2016 did not have a material prior period impact.  Nonetheless, as a result of these material weaknesses, we evaluated our internal control over financial reporting as ineffective.

We are taking steps to remediate these material weaknesses in our internal control over financial reporting, including designing additional training programs for relevant personnel and developing specific review procedures regarding the review of the impairment of long-lived assets and month-end close. However, we cannot assure you that these efforts will remediate our material weaknesses in a timely manner, or at all. If we are unable to successfully remediate our material weaknesses, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock and other securities.

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

XTERA COMMUNICATIONS, INC. AND SUBSIDIARIES

Date: August 11, 2016	By:	/s/ Jon R. Hopper
Jon R. Hopper
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2016	By:	/s/ Joseph R. Chinnici
Joseph R. Chinnici
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	Form 10-K	001-37617	3.1	December 16, 2015

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	333-207288	3.4	October 26, 2015

4.1	Fourth Amended and Restated Secured Promissory Note (Loan A) by Xtera the Registrant	8-K	001-37617	4.1	June 3, 2016

4.2	Fourth Amended and Restated Secured Promissory Note (Loan B) by Xtera the Registrant	8-K	001-37617	4.2	June 3, 2016

10.1	Employment Agreement, dated as of May 2, 2016, by and between the Registrant and Joseph R. Chinnici.	8-K	001-37617	10.2	May 3, 2016

10.2	Limited Waiver and Third Amendment to Loan Agreement, dated April 27, 2016, by and among Pacific Western Bank, the Registrant, Azea Networks, Inc., Neovus, Inc. and Xtera Asia Holdings, LLC.	8-K	001-37617	10.1	May 3, 2016

10.3	Fourth Amendment to Loan Agreement, dated May 31, 2016, by and among Pacific Western Bank, the Registrant, Azea Networks, Inc., Neovus, Inc. and Xtera Asia Holdings, LLC.	8-K	001-37617	10.1	June 3, 2016

10.4	Eighth Amendment of the Venture Loan and Security Agreement, dated as of May 31, 2016, by and between the Company and Horizon Funding Trust 2013-1, as assignee of Horizon Technology Finance Corporation.	8-K	001-37617	10.2	June 3, 2016

10.5	Limited Waiver and Fifth Amendment to Loan Agreement, dated June 30, 2016, by and among Pacific Western Bank, the Registrant, Azea Networks, Inc., Neovus, Inc. and Xtera Asia Holdings, LLC.	8-K	001-37617	10.1	July 7, 2016

10.6	Limited Waiver and Ninth Amendment of the Venture Loan and Security Agreement, dated as of June 30, 2016, by and between the Company and Horizon Technology Finance Corporation.	8-K	001-37617	10.2	July 7, 2016

10.7	Limited Waiver and Sixth Amendment to Loan Agreement, dated July 31, 2016, by and among Pacific Western Bank, the Registrant, Azea Networks, Inc., Neovus, Inc. and Xtera Asia Holdings, LLC.	8-K	001-37617	10.1	August 4, 2016

10.8	Tenth Amendment of Venture Loan and Security Agreement, dated as of July 31, 2016, by and between the Company and Horizon Technology Finance Corporation.	8-K	001-37617	10.2	August 4, 2016

31.1*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1#

Certification of Chief Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

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